Form 10-Q
period 2003-09-30
MARCONI CORP PLC
filed 2003-11-13
CIK 1122135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number 000-50709

Marconi Corporation PLC

(Exact name of Registrant as specified in its charter)

ENGLAND AND WALES

(Jurisdiction of incorporation or organization)

New Century Park

P.O. Box 53
Coventry
Warwickshire CV3 1HJ
United Kingdom
(Address of principal executive offices)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

YES ☒                  NO ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                  NO ☒

As of November 12, 2003, 200,000,000 shares of the Registrant’s common stock was outstanding.

Part I. Financial Information

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(in millions except per share data)	2003	2003
	£	£

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	562	192
Restricted cash	210	964
Investment in securities	5	16
Accounts receivable, net	338	462
Inventories, net	202	234
Prepaid expenses and other current assets	124	126
Assets of discontinued operations	—	4

Total current assets	1,441	1,998
Property, plant and equipment, net	211	263
Investments in affiliates	18	18
Goodwill	650	657
Intangibles, net	78	101
Other non-current assets	17	75

TOTAL ASSETS	2,415	3,112

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt	17	2,195
Current maturities of long-term debt	3	2,191
Accounts payable	158	163
Amounts due to Marconi plc and fellow subsidiaries	—	403
Accrued expenses and other current liabilities	699	1,098
Liabilities of discontinued operations	—	16

Total current liabilities	877	6,066
Long-term debt	614	30
Deferred income taxes	5	5
Other liabilities	330	342

Total liabilities	1,826	6,443
Commitments and contingencies (Note 11)
Minority interests	3	3
Shareholders’ equity/(deficit):
Ordinary shares, £0.25 par value;
Authorized: 627 shares at September 30, 2003 and 1,200 shares at March 31, 2003; issued and outstanding: 200 shares at September 30, 2003 and 573 shares at March 31, 2003	50	143
Warrants, issued and outstanding: 50 at September 30, 2003	12	—
Additional paid-in capital	1,052	895
Accumulated deficit	(551)	(4,055)
Capital reduction reserve	334	—
Accumulated other comprehensive loss	(311)	(317)

Total shareholders’ equity/(deficit)	586	(3,334)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	2,415	3,112

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months		Six months
	ended		ended
	September 30,		September 30,
	2003	2002	2003	2002
(in millions, except per share data)	£	£	£	£

Revenue:
Network Equipment revenues	251	284	480	600
Network Services revenues	138	198	276	392
Other revenues	—	—	—	23

	389	482	756	1,015
Direct costs	288	414	569	864

Gross margin	101	68	187	151
Operating expenses:
Selling, general and administrative	76	85	147	206
Research and development	52	76	105	168
Amortization of intangibles	12	11	23	22
Business restructuring charges	12	58	67	129
Gain on sale of long-lived assets	—	(1)	—	(14)
Impairment of long-lived assets	—	52	—	52
Other (income)/expense	(1)	7	(47)	7

Total operating expenses	151	288	295	570
Operating loss	(50)	(220)	(108)	(419)
Other income/(expense):
Gain on settlement of equity forward contracts	—	—	123	—
Gain on extinguishment of liabilities	—	—	2,695	—
Provision for related party receivable	—	(186)	—	(186)
Gain/(loss) on sale of investments	14	(3)	14	(3)
Impairment of investments in securities	—	(10)	—	(40)
Interest income	4	12	9	33
Interest expense	(36)	(72)	(46)	(144)

Income/(loss) from continuing operations before income taxes	(68)	(479)	2,687	(759)
Income tax (provision)/benefit	(7)	9	16	14
Gain on sale of affiliates, net	94	—	94	—
Equity in net loss of affiliates	(2)	(32)	(2)	(58)

Income/(loss) from continuing operations	17	(502)	2,795	(803)
Discontinued operations:
Gain on sale of discontinued operations, net	12	22	21	22
Loss from discontinued operations, net	—	(23)	(4)	(43)

Net income/(loss)	29	(503)	2,812	(824)

Earnings per share — basic
Income/(loss) from continuing operations	0.09	(0.88)	9.30	(1.40)
Gain on sale of discontinued operations, net	0.06	0.04	0.07	0.04
Loss from discontinued operations, net	—	(0.04)	(0.01)	(0.08)

Net income/(loss)	0.15	(0.88)	9.36	(1.44)

Earnings per share — diluted
Income/(loss) from continuing operations	0.08	(0.88)	9.30	(1.40)
Gain on sale of discontinued operations, net	0.06	0.04	0.06	0.04
Loss from discontinued operations, net	—	(0.04)	(0.01)	(0.08)

Net income/(loss)	0.14	(0.88)	9.35	(1.44)

Average shares used in computing basic income/(loss) per share	200	573	300	573

Average shares used in computing diluted income/(loss) per share	201	573	301	573

See notes to condensed consolidated financial statements

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,	September 30,
	2003	2002
(in millions)	£	£

Cash flows from operating activities:
Net income/(loss)	2,812	(824)
Adjustments to reconcile net income/(loss) to net cash used in operating activities of continuing operations:
Loss from discontinued operations, net	4	43
Gain on sale of discontinued operations, net	(21)	(22)
Gain on settlement of equity forward contracts	(123)	—
Stock compensation	8	7
Gain on sale of long-lived assets	—	(14)
Impairment of investments in securities	—	40
(Gain)/loss on sale of investments	(14)	3
Gain on sale of affiliate, net	(94)	—
Impairment of long-lived assets	—	52
Depreciation and amortization	65	97
Provision for related party receivable	—	186
Provision for doubtful accounts	(4)	(8)
Gain on extinguishment of liabilities	(2,695)	—
Change in current and deferred taxes	(18)	(27)
Equity in net loss of affiliates	—	59
Changes in operating assets and liabilities, net of the effect of the extinguishment of liabilities:
Accounts receivable	123	80
Inventories	33	146
Accounts payable	(69)	(201)
Accrued expenses and other liabilities	(77)	(71)

Net cash used in operating activities of continuing operations	(70)	(454)

See notes to condensed consolidated financial statement

	Six months ended
	September 30,	September 30,
(in millions)	2003	2002

Cash flow from investing activities:
Purchases of property, plant and equipment	(12)	(20)
Purchases of interest in related parties	(6)	(4)
Proceeds from the sale of investments in securities	23	3
Proceeds from the sale of long-lived assets	30	15
Sale of interest in related parties	104	375

Net cash provided by investing activities	139	369

Cash flow from financing activities:
Repayment of short-term debt	(4)	(141)
Repayments of long-term debt	(106)	—
Distribution to creditors under the scheme relating to debt and borrowings*	(330)	—
Net cash provided by related parties	—	24
Restricted cash transferred from/(to) secured accounts	754	(761)

Net cash provided by/(used in) financing activities	314	(878)

Net cash used by discontinued operations	(3)	(26)
Effects of exchange rate changes on cash and cash equivalents	(10)	(49)

Net increase/(decrease) in cash and cash equivalents	370	(1,038)
Cash and cash equivalents, beginning of period	192	1,230

Cash and cash equivalents, end of period	562	192

Supplemental disclosure of cash flow activity:
Cash payments for interest	19	189
Cash payments for income taxes	2	13
Issuance of shares to extinguish liabilities	562	—
Distribution of warrants to former plc shareholders	12	—
Gain on extinguishment of related party liabilities	507	—
Issuance of new debt to extinguish liabilities	690	—
Distribution to creditors under the scheme relating to operating activities	10	—

*	The distribution made to creditors under the scheme of £340 million has been reported (see note 2) in the condensed consolidated statement of cash flows within operating and financing activities based on the nature of the creditor balances extinguished by the scheme.

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)

							Accumulated
				Additional		Capital	Other
	Ordinary shares			Paid-in	Accumulated	Reduction	Comprehensive
(in £ millions, except share data)	Shares*	Amount	Warrants	Capital	Deficit	Reserve	Income/(Loss)	Total

As of March 31, 2003	573,250,147	143	—	895	(4,055)	—	(317)	(3,334)
Net income	—	—	—	—	2,812	—	—	2,812
Cancellation of old share capital	(573,250,147)	(143)	—	(895)	695	343	—	—
Gain on extinguishment of related party liabilities	—	—	—	507	—	—	—	507
Gain on waiver of related party payable	—	—	—	25	—	—	—	25
Issuance of ordinary shares in exchange for extinguished liabilities	200,000,000	50	—	512	—	—	—	562
Distribution of warrants	—	—	12	—	(12)	—	—	—
Adjustment to capital reduction reserve	—	—	—	—	9	(9)	—	—
Capital contribution for stock-based compensation	—	—	—	8	—	—	—	8
Minimum pension liability	—	—	—	—	—	—	17	17
Translation adjustments	—	—	—	—	—	—	(11)	(11)

As of September 30, 2003	200,000,000	50	12	1,052	(551)	334	(311)	586

* After the one-for-five share consolidation.

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Nature of Business and basis of preparation:

Nature of business

      Marconi Corporation plc and its subsidiaries and joint ventures (together the “Company”) is a multi-regional provider of telecommunications equipment and services which it supplies to major telecommunication network operators, government agencies and selected large enterprises world-wide. In connection with the Financial Restructuring (see note 2), the Company adopted a new reporting structure that segments its business along geographical lines. Commencing this fiscal quarter ended September 30, 2003, the Company has reported the results of the businesses based in the U.S. (North American Ring-fence or “NARF”) separately from the results of its businesses based in Europe and the rest of the world other than the U.S. (Non Ring-fenced businesses or “Non NARF”) as follows:

•	NARF mainly comprises the equipment and services activities of the U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) (irrespective of the country of destination of these revenues); and

•	Non NARF mainly comprises the European and the rest of the world businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

Basis of preparation

      The condensed consolidated financial statements as at September 30, 2003 and for the three and six months ended September 30, 2003 and 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented. These financial statements are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended March 31, 2003, included in the Company’s Annual Report on Form 20-F as filed with the Securities and Exchange Commission (“Form 20-F”).

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 20-F for the year ended March 31, 2003. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending March 31, 2004. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the current period presentation.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Net income and cash flows of non-U.K. pounds sterling subsidiaries and equity investments are translated at the average rates of exchange during the period. The assets and liabilities of such entities are translated at period-end rates of exchange. Translation adjustments are included in other comprehensive income/(loss) as a separate component of shareholders’ equity/(deficit).

Currency Translation

      Transactions denominated in foreign currencies are translated into the functional currency at the rates ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are retranslated at the rates ruling at that date.

      Key exchange rates relative to U.K. pounds sterling are as follows:

	Average rates
	Six months ended		Period-end
	September 30,		rates
	2003	2002	2003	2002

U.S. Dollar	1.62	1.52	1.66	1.58
Euro	1.43	1.58	1.43	1.45

Recently issued accounting pronouncements-not yet adopted

•	FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), requires an entity to include the assets, liabilities and results of operations of a variable interest entity in its Consolidated Financial Statements, if it is the primary beneficiary of the variable interest entity. FIN 46 is effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003 adoption is required at the beginning of the first interim or annual period after December 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its financial position, cash flows and results of operations.

2.   Financial Restructuring

      On May 19, 2003, Marconi Corporation plc and its former parent holding company, Marconi plc (now known as M (2003) plc), concluded a Financial Restructuring. The Financial Restructuring was effected through two separate “schemes of arrangement” under the U.K. Companies Act 1985. A scheme of arrangement is a procedure under English law through which a company may enter into a voluntary compromise or arrangement with one or more classes of its creditors to effect a financial restructuring of its financial obligations. One scheme of arrangement involved all of the creditors of the Company, other than certain excepted categories of creditors but including the syndicate banks and bondholders to whom the primary financial indebtedness was owed. The second scheme of arrangement involved creditors of M (2003) plc, the Company’s former parent holding company. In connection with the Financial Restructuring, the existing share capital of Marconi Corporation plc was converted to non-voting deferred shares, and subsequently cancelled through a capital reduction. As a result, Marconi Corporation plc became the new parent holding company of the group, replacing M (2003) plc, and M (2003) plc ceased to be a member of the group.

      As part of the Financial Restructuring, the Company entered into an agreement with M (2003) plc to reassign and waive some intra group balances. In addition, the Company provided for amounts due to it from M (2003) plc, which were schemed.

      The Company’s Financial Restructuring covered approximately £4.8 billion of creditors’ claims comprising £4.0 billion of syndicated bank debt and the externally held U.S. dollar and euro denominated bonds and £800 million of related party debt. In exchange for the cancellation of their claims against Marconi

Corporation plc on May 19, 2003 the Company distributed to the creditors covered by the scheme of arrangement:

•	Cash: £340 million in cash;

•	Senior Notes: U.S.$717,139,584 (approximately £437 million) in aggregate principal amount of new guaranteed senior secured notes due April 2008 issued by the Company, with interest payable quarterly in cash at a rate of 8% per annum;

•	Junior Notes: U.S.$486,881,472 (approximately £297 million) in aggregate principal amount of new guaranteed junior secured notes due October 2008 issued by the Company, with interest payable quarterly in cash at a rate of 10% per annum or, at our option, in kind, by issuing additional junior notes, at a rate of 12% per annum; and

•	Marconi Corporation plc Shares: 995 million ordinary shares (199 million ordinary shares after the one-for-five share consolidation), representing 99.5% of the Company’s issued ordinary share capital on May 19, 2003.

      In addition, on May 19, 2003, the Company issued 5 million ordinary shares (one million after the one-for-five share consolidation), representing 0.5% of the Company’s issued ordinary share capital on May 19, 2003, and warrants, exercisable at £1.50 per share (£1.50 per one-fifth of a share following one-for-five share consolidation), to subscribe for up to 50 million (ten million after the one-for-five share consolidation) additional ordinary shares, equal to 5% of our issued ordinary share capital on May 19, 2003, to shareholders of M (2003) plc. The issuance of the 50 million warrants to the former shareholders in M (2003) plc was accounted for as a distribution. In connection with the Financial Restructuring, the Company listed its ordinary shares on the London Stock Exchange (“LSE”) and established an American Depositary Receipt (“ADR”) program in respect of those shares.

      In connection with the Financial Restructuring, the ordinary shares of M (2003) plc were delisted from the LSE. While M (2003) plc’s ordinary shares remain outstanding, all of M (2003) plc’s remaining assets, other than assets necessary to fund the cost of administering its scheme of arrangement, will be distributed to M (2003) plc’s creditors over time in accordance with its scheme of arrangement. Management expects that M (2003) plc will be liquidated or dissolved in the future following the completion of those distributions.

      The Company recognized a gain upon extinguishment of its liabilities under the terms of the Financial Restructuring of approximately £3.2 billion, of which £2.7 billion has been recorded in the consolidated statement of operations and £0.5 billion has been recorded in shareholders’ equity.

      The gain was allocated to shareholders’ equity to the extent that it related to the extinguishment of related party liabilities and to the statement of operations to the extent that it related to the extinguishment of third party liabilities. The gain on extinguishment of the liabilities is determined in accordance with APB Opinion 26, Extinguishment of Debt, as follows (in £ millions):

Carrying value of extinguished third party liabilities
Short-term borrowings	2,124
Current maturities of long-term debt (held by third parties)	1,808
Debt issuance costs on extinguished debt	(23)
Corporate tax obligations	10
Other current liabilities	3
Accrued interest accrued on long-term debt and short term borrowings	113

Total carrying value of extinguished third party liabilities	4,035

Carrying value of extinguished related party liabilities
Current maturities of long term debt (held by related parties)	385
Debt issuance costs on extinguished bonds	(4)
Amounts owed to M (2003) plc and fellow subsidiaries	378

Total carrying value of extinguished related party liabilities	759

Total carrying value of liabilities extinguished	4,794

Less fair value of consideration of new shares, new debt and cash exchanged for liabilities extinguished:
Cash	(340)
Debt:
Senior Notes repayable April 2008 at fair value(b)	(407)
Junior Notes repayable October 2008 at fair value(b)	(291)
Debt issuance costs	8

Carrying value of new debt, net of issuance costs	(690)

Equity:
New shares(a)	(570)
Equity issuance costs	8

Fair value of new equity	(562)

Gain on extinguishment of liabilities	3,202

Allocation of gain on extinguishment of liabilities:
Gain on extinguishment of third party liabilities	2,695
Gain on extinguishment of related party liabilities	507

3,202

(a)	The fair value of the 995 million shares in the Company is based upon the closing price of 57.25 pence as of May 19, 2003, as reported on the LSE.

(b)	The fair value of the new Senior Notes and Junior Notes issued is based upon the closing price of 93% and 98%, respectively, on May 19, 2003, as reported on the LSE.

      The Employee Share Option Plans (“ESOP”) derivative settlement was conditional on the Financial Restructuring becoming effective. Accordingly, the ESOP derivative settlement became effective on May 19, 2003. As a result, the Company paid £35 million in cash to the ESOP derivative banks to settle the liability to the ESOP derivative banks recorded in the consolidated balance sheet as of March 31, 2003. The resulting gain, arising on the release of this liability, of £123 million is reflected in the statement of operations in the six months ended September 30, 2003.

      The Financial Restructuring of M (2003) plc and Marconi Corporation plc was implemented by way of two separate schemes of arrangement under section 425 of the U.K. Companies Act 1985. As a result, the gain on extinguishment of liabilities described above will not give rise to any taxable amounts. Note 20, Income Taxes in the Form 20-F for the year ended March 31, 2003 describes the effect of the Financial Restructuring on our tax position.

      The following unaudited pro forma data illustrates the impact that the Financial Restructuring would have had on the consolidated statement of operations for the six months ended September 30, 2003 and 2002 if the Financial Restructuring had been completed on April 1, 2002:

	Six months ended
	September 30,
	2003	2002
(in millions, except per share data)	£	£

Pro-forma statement of operations data:
Operating loss	(121)	(421)
Income/(loss) from continuing operations	2,772	(725)
Income/(loss) from continuing operations per share — basic and diluted	13.86	(3.63)

3.	Selected balance sheet information

Restricted cash

      Cash balances pledged or advanced as collateral are considered to be restricted cash. At September 30, 2003 and March 31, 2003, the total restricted cash was £210 million and £964 million respectively. Of the total restricted cash balance, £nil (£771 million at March 31, 2003) was held in secured accounts, £135 million (£135 million at March 31, 2003) relates to cash collateral placed against bonding facilities; £41 million (£nil at March 31, 2003) relates to cash held in escrow accounts to meet any claims for collateral under rights attaching to certain uncollaterized bonds already issued before May 19, 2003; £nil (£27 million at March 31, 2003) relates to cash held in Employee Share Option Plan “ESOP” escrow accounts; £19 million (£17 million at March 31, 2003) relates to cash in insurance reserves, £13 million (£14 million at March 31, 2003) relates to cash deposited against secured loans in Italy and £2 million (£nil at March 31, 2003) relates to cash held in a Mandatory Redemption Escrow Account (“MREA”).

Inventories, net

      Inventories, net are comprised of the following at September 30, 2003 and March 31, 2003.

	September 30,	March 31,
	2003	2003
(in millions)	£	£

	(Unaudited)
Inventories:
Finished goods	74	76
Work-in-process	57	69
Raw materials	71	89

Total	202	234

4.   Employee stock option plans

      SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure of Amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Prior to the completion of the Financial Restructuring described in note 2, employees of the Company participated in a number of stock option plans whereby they received rights over shares in M (2003) plc, the former parent company of the Company. The Company accounted for those employees stock options under APB No. 25, Accounting for Stock Issued to Employees (“APB 25”) with any expense being matched by a credit to shareholders’ equity as a capital contribution by M (2003) plc. Following the completion of the Financial Restructuring, the Company is no longer a subsidiary of M (2003) plc and no further cost is recorded in respect of these stock option plans.

      Following the Financial Restructuring, the Company established two plans under which it grants options over its own shares: a nil cost senior management share option plan and a market value employee share option plan. The Company accounts for such employee share plans under APB 25.

Nil Cost Share Option Plan

      Under the Nil Cost share option plan announced at the time of the Financial Restructuring, participants selected by the remuneration committee may be granted performance-related awards, entitling them to be granted a right to call for a number of ordinary shares of the Company without payment based on the attainment of certain performance criteria. The initial options under this scheme were approved on June 24, 2003 and are exercisable in five tranches, each of which is subject to different performance conditions. The options have a ten-year term and may be satisfied using newly issued or existing Marconi Corporation shares. The Company applies variable plan accounting for grants under this plan and recognizes compensation cost when achievement of the performance conditions becomes probable. The performance targets for the first three tranches are linked to the repayment of the Company’s debt and for the last two tranches are linked to achieving market capitalization targets. For those tranches subject to market capitalization targets, no compensation cost will be recognized until the targets are achieved. As at September 30, 2003, 16,230,000 options (after the one-for-five share consolidation) have been granted under this plan.

Marconi Corporation Employee Share Option Plan

      Under the Marconi Corporation Employee Share Option Plan, participants selected by the remuneration committee may be granted performance-related awards, entitling them to be granted a right to call for a number of ordinary shares of the Company based on the attainment of certain performance criteria. The exercise price of options granted under this plan will be determined by the remuneration committee but will be based on the market value of a Marconi Corporation share at the date of the grant. The initial options under this scheme were approved on June 30, 2003 and are exercisable in five tranches, each of which will be subject to the same performance conditions as the nil cost share option plan. The options have a ten-year term and may be satisfied using newly issued or existing Marconi Corporation shares. The Company applies variable plan accounting for grants under this plan and recognizes compensation cost when achievement of the performance conditions becomes probable. As at September 30, 2003, 6,075,000 options (after the one-for-five share consolidation) have been granted under this plan.

      The Company recognized compensation expense in the three and six months ended September 30, 2003 of approximately £1 million related to stock options previously issued over M (2003) plc shares. Had compensation cost for the employee share plans been determined consistent with the fair value methodology of SFAS 123, the Company’s net income/(loss) would have been as follows:

	Six months
	ended
	September 30,
	2003	2002
(in millions, except per share data)	£	£

Net income/(loss)
As reported	2,812	(824)
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(2)	—
Add back: Total stock-based employee compensation determined under APB 25	8	7

Pro forma net income/(loss)	2,818	(817)

Pro forma net income/(loss) per share:
Basic	9.38	(1.43)

Diluted	9.34	(1.43)

      Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months
	ended
	September 30,
	2003	2002

Risk-free interest rate	4.21%	n/a
Expected life (years)	10	n/a
Assumed volatility	66.4%	n/a
Expected dividends	—	—

5.   Debt and credit facilities

Long-term debt

	September 30,	March 31,
	2003	2003
(in millions)	£	£

Term loans	615	2,221
Finance leases	2	—

Total obligations	617	2,221
Current maturities of long-term debt	(3)	(2,191)

Total long-term debt	614	30

Early debt repayment

      On May 19, 2003, the Company issued as part of its Financial Restructuring U.S.$717,139,584 in aggregate principal amount of new guaranteed senior secured notes due April 2008 with interest payable quarterly in cash at a rate of 8% per annum and U.S.$486,881,472 in aggregate principal amount of new guaranteed junior secured notes due October 2008 with interest payable quarterly in cash at a rate of 10% per annum or, at our option, in kind, by issuing additional junior notes, at a rate of 12% per annum. The aggregate fair value of the notes issued was approximately £698 million. The new notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative. The fair value of the embedded derivative was approximately £5 million at September 30, 2003 and is included within long-term other liabilities. For further details on the Financial Restructuring, refer to note 2.

      The Company announced on July 4, 2003 that it had successfully completed the sale of shares in Easynet Group plc (“Easynet”), which raised £40.5 million before expenses. Of the net cash proceeds, the Company retained £3 million for working capital purposes and transferred the balance after expenses to the mandatory redemption escrow account relating to the Junior and Senior Notes (“MREA”). Also, the Company announced on July 17, 2003 that it had completed the sale of UMTS to Finmeccanica SpA. In conjunction with the sale of UMTS, the Company agreed to capitalize the business with approximately €6 million (approximately £4 million) prior to disposal. In a separate agreement, announced on the same day, Finmeccanica agreed to release approximately €12 million (approximately £9 million) retained against the purchase price and held in an escrow account following its purchase of Marconi’s Strategic Communications subsidiary in August 2002. These monies were also transferred to the MREA pursuant to the terms of the Junior and Senior Notes.

      Following the transfer of these funds, the balance in the MREA exceeded the redemption threshold of U.S.$30 million, thereby triggering a mandatory partial redemption of the Junior Notes. The Company redeemed approximately U.S.$66 million (£41 million) of the Junior Notes on July 31, 2003, at a cost of 110% plus three months’ accrued interest, thereby reducing the principal amount of Junior Notes outstanding to approximately U.S.$421 million (£263 million) at that time.

      On September 30, 2003, the Company redeemed an additional U.S.$103 million of the aggregate principal amount of the Junior Notes. The principal amount of Junior Notes outstanding following this redemption was approximately U.S.$317.6 million (£198.8 million). This mandatory partial redemption primarily resulted from the previously disclosed sale of the Company’s remaining stake in Easynet, its entire stake holding in Gamma Telecom Holdings Ltd (“Gamma”), and the release of collateral following the expiry of certain performance bonds and letters of credit.

      On September 19, 2000, the Company issued for cash consideration, two unsecured yankee bonds having an aggregate principal amount of $1.8 billion (approximately £1.3 billion). One bond was for $900 million (approximately £630 million) with a coupon rate of 7.75% per annum, maturing on September 15, 2010. The other bond was for $900 million (approximately £630 million) with a coupon rate of 8.375% per annum, maturing on September 15, 2030. On March 17, 2003 the Company failed to meet a scheduled interest payment on these bonds. As a result, as at March 31, 2003, these bonds were repayable on demand.

      On March 30, 2000, the Company issued for cash consideration two unsecured euro bonds having an aggregate principal amount of €1.5 billion (approximately £927 million). One bond was for €500 million (approximately £309 million) with a coupon rate of 5.625% per annum, maturing on March 30, 2005. The other bond was for €1,000 million (approximately £618 million) with a coupon rate of 6.375% per annum, maturing on March 30, 2010.

      Both the yankee bonds and the euro bonds were extinguished by the Financial Restructuring and are no longer outstanding. For further details on the impact of the Financial Restructuring on the long-term debt, refer to note 2, Financial Restructuring.

      As of September 30, 2003 and March 31, 2003, the Company had other obligations of £23 million and £20 million related to secured debenture loans, respectively.

Key covenants

      The significant covenants have been described in the Scheme Document that was filed on Form 6-K with the SEC on March 31, 2003.

6.   Business restructuring charges

      In September 2001, following the sudden and significant downturn in trading in the global telecommunications markets, the results of an operational review that had three main objectives were announced. The original objectives were to focus the business on core operations, manage the non-core operations for value, reduce group indebtedness from £4.4 billion at August 31, 2001 to between £2.7 billion and £3.2 billion by March 31, 2002 and reduce the annual operating cost base. These objectives have now been revised to reflect further operating cost base reductions during fiscal 2004.

      When management reviews the operating income performance of the segments described in note 10, management uses the U.K. GAAP operating profit/(loss) before central costs, goodwill and intangible asset amortization, U.K. GAAP operating exceptional items, gains and losses on business disposal and the impact of less than 50% owned affiliates. This measure does not include business restructuring charges. Accordingly, a segmental analysis of business restructuring charges has not been provided.

      The following table shows the activity by statement of operations heading and the balances remaining in accrued expenses and other liabilities at September 30, 2003 following the implementation of actions required to achieve these objectives.

	Balance at				Balance at
	March 31,		Net cash	Non cash	September 30,
(in millions)	2003	Charged	Payments	Movement	2003
	£	£	£	£	£

Business restructuring costs:
Employee severance	10	19	(22)	—	7
Site rationalization	36	6	(8)	—	34
Contractual commitments and other Restructuring	3	—	—	—	3
Advisor fees	1	42	(33)	(2)	8

Total	50	67	(63)	(2)	52

Employee severance

      As a consequence of the objective to reduce the annual operating cost base, the Company recorded a charge of £19 million during the six months ended September 30, 2003 associated with redundancy payments for approximately 700 employees. Management expects that the majority of the remaining balance of £7 million at September 30, 2003, which covers approximately 260 further employees, will be paid out in fiscal 2004.

      In the six months ended September 30, 2002, the Company recorded a charge of £67 million to reflect the charges associated with voluntary redundancy payments for approximately 4,000 employees, while cash payments of £97 million were made in the same period.

Site rationalization

      The charge of £6 million in respect of site rationalization in the six months ended September 30, 2003 represents additional costs associated with closing and consolidating various sites around the world as part of the business restructuring. Cash payments of £8 million were made in respect of these site closures and consolidations.

      In the six months ended September 30, 2002, the Company recorded a charge of £29 million and made cash payments of £15 million in respect of these site closures and consolidations.

Contractual commitments and other restructuring

      The balance of £3 million at September 30, 2003 represents various other costs associated with the restructuring program.

      In the six months ended September 30, 2002 the company recorded a charge of £1 million and made cash payments of £13 million in respect of these other restructuring associated costs.

Advisor fees

      The charge of £42 million in respect of advisor fees for the six months ended September 30, 2003 represents charges from the Company’s external advisors with respect to services rendered in the period related to the Financial Restructuring. Of the £42 million charge in the period, £13 million relates to costs, which were prepaid at March 31, 2003. In addition, the Company now expects to incur approximately £36 million of cash costs during fiscal 2004 in relation to the Financial Restructuring, £33 million of which was paid out during the six months ended September 30, 2003.

      In the six months ended September 30, 2002, £32 million was charged and cash payments of £30 million made in respect of these services.

7.   Goodwill

      The changes in the carrying amount of goodwill for the six months ended September 30, 2003, are as follows:

		Accumulated
	Cost	Amortization	Total
(in millions)	£	£	£

Balance at March 31, 2003	1,880	(1,223)	657
Translation adjustment	(6)	—	(6)

Balance at June 30, 2003	1,874	(1,223)	651
Translation adjustment	(1)	—	(1)

Balance at September 30, 2003	1,873	(1,223)	650

8.   Intangibles

      The changes in the carrying amount of intangibles for the six months ended September 30, 2003, are as follows:

		Accumulated
	Cost	Amortization	Total
(in millions)	£	£	£

Balance at March 31, 2003	372	(271)	101
Amortization expense	—	(11)	(11)

Balance at June 30, 2003	372	(282)	90
Amortization expense	—	(12)	(12)

Balance at September 30, 2003	372	(294)	78

      Intangible amortization expense based on September 30, 2003 intangibles for the next five years is expected to be:

(in millions)	£

Fiscal 2004 (6 months)	21
Fiscal 2005	44
Fiscal 2006	13
Fiscal 2007	—
Fiscal 2008	—

9.   Other comprehensive income/(loss)

      Other comprehensive income/(loss) represents the net income/(loss) for the period plus the results of certain shareholders’ (deficit)/equity changes that are not reflected in the condensed consolidated statements of operations.

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002
(in millions)	£	£	£	£

Net income/(loss)	29	(503)	2,812	(824)
Other comprehensive (loss)/income:
Accumulated translation adjustments	(6)	40	(11)	53
Minimum pension liability	17	—	17	—
Unrealized gains on investments	(2)	—	—	—

Other comprehensive income/(loss)	38	(463)	2,818	771

10. Segment and related information disclosures

      In connection with the Financial Restructuring, the Company adopted a new reporting structure that segments the businesses along geographical lines. Commencing this quarter ended September 30, 2003, the Company has reported the results of the businesses based in the U.S. (North American Ring-fence or “NARF”) separately from the results of the businesses based in Europe and the rest of the world other than the U.S. (Non Ring-fenced businesses or “Non NARF”) as follows:

•	NARF mainly comprises the equipment and services activities of the U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) (irrespective of the country of destination of these revenues); and

•	Non NARF mainly comprises the European and the rest of the world businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

      The new segmentation is connected with the contractual separation or “ring-fencing” of the U.S. based businesses that the Company implemented as part of the Financial Restructuring.

      During the periods to June 30, 2003, the Company had divided the continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

•	The Network Equipment segment, which comprised Optical Networks, Broadband Routing and Switching (BBRS), European Access, North American Access, Outside Plant & Power (OPP) and Other Network Equipment;

•	The Network Services segment, which comprised Installation, Commissioning & Maintenance (IC&M) and Value-Added Services (VAS); and

•	Other, which comprised non-core businesses, including Marconi Applied Technologies, all of which have been sold by the end of the quarter ended September 30, 2003.

      Commencing with this quarter ended September 30, 2003, the Company has reflected segment information on both the new and old bases, as it is impracticable to restate prior period information, with the exception of revenue information.

      In certain specific cases prior to the completion of the Financial Restructuring and the implementation of the North American Ring Fence, the Company entered into contracts with customers for the supply of equipment or services, which now form part of the Non Ring-fenced business but did this through entities, which now form part of NARF (or vice versa). In the analysis of revenues by product area on page 56, these revenues are shown in the product or service area from which the revenue originated rather than through the entity that invoiced the final customer. A detailed footnote is provided to reconcile the product area sub-totals to the NARF and Non NARF revenues as they are recorded in the NARF and Non NARF consolidated financial statements (see Note 17). During the six months ended September 30, 2003, revenues of NARF products direct to customers and through Non NARF entities totalled £256 million and revenues of products or services from Non NARF businesses sold through NARF entities totalled approximately £4 million bringing total NARF revenues to £260 million for the six months ended September 30, 2003.

      The indentures governing the Notes issued in the Financial Restructuring require that we provide certain financial information with respect to each of (i) Marconi Corporation plc and its Non-U.S. Subsidiaries (as defined in the Indentures) and (ii) Marconi Communications, Inc. (which is the holding company of our U.S. operations) and its Subsidiaries (as defined). For these purposes the Non NARF segment is equivalent to Marconi Corporation plc and its Non-U.S. Subsidiaries and the NARF segment is equivalent to Marconi Communications, Inc. and its Subsidiaries. In accordance with the requirements of the indentures, we will provide the additional financial information until the Junior Notes are repaid in full.

Segmental performance

      The requirements of U.S. GAAP applied to the Company have resulted in us preparing segment results using information prepared in accordance with generally accepted accounting principles in the United Kingdom (U.K. GAAP). The U.S. Financial Accounting Standards Board standard — Statement of Financial Accounting Standards No. 131 — Disclosure about Segments of an Enterprise and Related Information requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures.

      Revenues and operating profits are measured on a segmental basis in accordance with U.K. GAAP. Management uses the U.K. GAAP operating (loss)/ profit before central costs, goodwill, and intangible asset amortization, U.K. GAAP exceptional items, gains and losses on business disposals and the impact of 50% or less owned affiliates as its measure of segment profitability. In the tables below, this measure is referred to as segment operating (loss)/profit.

      The following tables present the Company’s revenues, operating (loss)/ income before central and head office costs, goodwill and intangible asset amortization and operating exceptional segmental items gains and losses on business disposals and the impact of 50% or less owned affiliates, and other financial data from the Company’s reportable segments presented in accordance with U.K. GAAP and then reconciled to U.S. GAAP financial information consolidated totals:

Analysis of reportable segments (U.K. GAAP)

New Segments:

	Three months ended
	September 30, 2003
		Segment
		operating
	Revenues	(loss)/ profit
(in millions)	£	£

NARF	139	18
Non NARF	250	(25)

Segmental total — U.K. GAAP	389	(7)

	Six months ended
	September 30, 2003
		Segment
		operating
	Revenues	(loss)/ profit
(in millions)	£	£

NARF	260	27
Non NARF	496	(66)

Segmental total — U.K. GAAP	756	(39)

Old Segments:

	Three months ended
	September 30, 2003
		Segment
		operating
	Revenues	(loss)/ profit
(in millions)	£	£

Network Equipment	251	(19)
Network Services	138	12
Other	—	—

Segmental total — U.K. GAAP	389	(7)

	Six months ended
	September 30, 2003
		Segment
		operating
	Revenues	(loss)/ profit
(in millions)	£	£

Network Equipment	480	(51)
Network Services	276	17
Other	—	(5)

Segmental total — U.K. GAAP	756	(39)

	Three months ended
	September 30, 2002
		Segment
		operating
	Revenues	(loss)/ profit
(in millions)	£	£

Network Equipment	284	(83)
Network Services	198	7
Other	4	(12)
Discontinued(1)	28	(2)

Segmental total — U.K. GAAP	514	(90)

	Six months ended
	September 30, 2002
		Segment
		operating
	Revenues	(loss)/ profit
(in millions)	£	£

Network Equipment	600	(179)
Network Services	392	5
Other	27	(24)
Discontinued(1)	87	(2)

Segmental total — U.K. GAAP	1,106	(200)

(1)	For the three and six months ended September 30, 2002, the discontinued operations relates to the mobile segment.

Major customers

      British Telecommunications plc (“BT”) accounted for 19% and 20% of revenues for the three months ended September 30, 2003 and 2002 respectively. For the six months ended September 30, 2003 and 2002, BT accounted for 20% and 17% of revenues respectively.

Analysis of revenue by product (U.K. GAAP)

	Three months		Six months
	ended		ended
	September 30		September 30
	2003	2002	2003	2002
(in millions)	£	£	£	£

Network Equipment:
Optical Networks	80	108	165	242
BBRS	53	59	96	116
European Access	48	69	92	128
North American Access	30	23	55	48
Outside Plant & Power	54	52	105	126
Other Network Equipment	16	15	28	29

Total	281	326	541	689

Network Services:
IC&M	47	51	90	100
VAS	61	105	125	203

Total	108	156	215	303

Total network equipment and network services revenues	389	482	756	992

Total Other revenue	—	4	—	27
Total discontinued	—	28	—	87

Total revenues	389	514	756	1,106

Reconciliation of U.K. GAAP segmental information to U.S. GAAP

	Three months		Six months
	ended		ended
Revenue	September 30,		September 30,
(in millions)	2003	2002	2003	2002
	£	£	£	£

Total segmental revenue in accordance with U.K. GAAP	389	514	756	1,106
Discontinued operations — mobile	—	(32)	—	(91)

Total segmental revenue in accordance with U.S. GAAP	389	482	756	1,015

	Three months		Six months
	ended		ended
Operating (loss)/income	September 30,		September 30,
(in millions)	2003	2002	2003	2002
	£	£	£	£

Segmental operating loss per U.K. GAAP	(3)	(90)	(39)	(200)
Amortization expense	(24)	(23)	(49)	(54)
Central costs	(21)	(12)	(28)	(31)
Share of joint ventures and associates operating loss	(5)	(55)	(13)	(103)
Operating exceptional items	(14)	(121)	(33)	(206)

U.K. GAAP operating loss	(67)	(301)	(162)	(594)
Joint ventures and associates operating loss	5	55	13	103
U.K. GAAP operating loss of U.S. GAAP discontinued operations	—	20	4	38
U.S. GAAP adjustments:
Share option plans	1	(3)	—	(7)
Pension and other post-retirement benefits	(6)	—	(10)	3
Intangible asset amortization	12	8	26	28
Restructuring costs	2	—	(24)	(4)
Foreign exchange transaction gains	(3)	—	43	—
Other	6	1	2	14

U.S. GAAP operating loss	(50)	(220)	(108)	(419)
Gain on settlement of equity forward contracts	—	—	123	—
Gain on extinguishment of liabilities	—	—	2,695	—
Provision for related party receivable	—	(186)	—	(186)
Gain/(loss) on sale of investments	14	(3)	14	(3)
Impairment of investments in securities	—	(10)	—	(40)
Interest income	4	12	9	33
Interest expense	(36)	(72)	(46)	(144)

U.S. GAAP income/(loss) from continuing operations before income taxes	(68)	(479)	2,687	(759)

U.K. — U.S. GAAP adjustments

      With the exception of the items below, a description of the significant U.K. GAAP to U.S. GAAP adjustments as they relate to segment information is provided in note 9, Segment and related information disclosures in the Form 20-F for the year ended March 31, 2003.

Gain on equity forward contract

      At March 31, 2003, the Company recognized a gain under U.K. GAAP of £123 million upon settlement of an equity forward contract related to the ESOP in place at that time. This gain was not recognized at March 31, 2003 under U.S. GAAP because settlement was conditional on the Financial Restructuring becoming effective on May 19, 2003. The Company paid £35 million in cash to the ESOP derivative banks to settle the Company’s liability of £158 million as recorded in the consolidated balance sheet of March 31, 2003. The resulting gain, arising on the release of this liability, of £123 million is reflected in the statement of operations for the six months ended September 30, 2003.

Gain on extinguishment of liabilities

      As described in note 2, the Company recognized a gain of approximately £3.2 billion on May 19, 2003, the date on which the Financial Restructuring was completed, of which approximately £2.7 billion was recorded in the consolidated statement of operations and approximately £0.5 billion was recorded in shareholders’ equity/(deficit). This gain represented the excess of the approximately £4.8 billion of creditors’ claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued in consideration. Under U.K. GAAP, the consideration for the shares issued in connection with the Financial Restructuring was treated as equal to the excess of the creditor’s claims extinguished over the cash and new debt issued. Accordingly, all of the gain was recorded in shareholders’ equity/(deficit).

Foreign exchange transaction gains

      The aggregate gain of £43 million recognized under U.S. GAAP in the six months ended September 30, 2003 which is reflected in other income/expense differed from the U.K. GAAP gain by approximately £31 million because the latter used foreign exchange rates established by the terms of the Scheme of Arrangement in accounting for the extinguishment of liabilities whereas under U.S. GAAP the foreign exchange rate on May 19, 2003 was used. The balance of the U.S. GAAP adjustment of £12 million represents a classification difference between U.K. and U.S. GAAP as this amount is reflected in net finance expenditure under U.K. GAAP.

11. Commitments and Contingencies

Legal Proceedings

      In note 10, Commitments and Contingencies of the annual report on Form 20-F for the year ended March 31, 2003 the Company made disclosure of the lawsuit filed by Bell Communications Research, Inc, now known as Telcordia Technologies Inc., or Telcordia, on October 14, 1998. On September 29, 2003, the district court held a hearing in relation to that lawsuit to clarify its previous claim construction ruling. Subsequent to the hearing the district court issued an opinion clarifying its original claim construction in a manner that will permit Telcordia to maintain its claim for infringement of the remaining patent.

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these claims is currently not determinable, the Company does not expect the ultimate costs to resolve these matters will have a material adverse effect on it’s consolidated financial position, results of operations, or cash flows.

Third party guarantees

      The Company has the following major types of guarantees that are subject to the disclosure requirements of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Financial and other guarantees

      The Company and various of its subsidiaries have undertaken, in the normal course of business, to provide support to the joint ventures of the Company, to meet their liabilities. These undertakings contain financial guarantees. A payment under these undertakings would be required in the event of any of the joint ventures being unable to pay its liabilities. Payment of this funding would be required if requested by the joint ventures in accordance with the funding agreements. The potential amount of future payments, which may be required to be made by the Company under these guarantees, is approximately £10 million.

      Other guarantees relate primarily to financial standby letters of credit and irrevocable undertakings to guarantee payment of a specified financial obligation. The maximum potential amount of future payments, which may be required to be made by the Company under these guarantees, is approximately £74 million.

      In connection with agreements for the sale of portions of its business, including certain discontinued operations, the Company has typically retained the liabilities of a business that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser of a Marconi business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

      From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. There are no material indemnifications issued since January 1, 2003 and accordingly no liabilities have been recorded with respect to such indemnification agreements as of September 30, 2003.

      In addition, the Company’s Senior and Junior Notes are guaranteed by certain of its subsidiaries. The guarantee is a joint and several guarantee of each guarantor of all amounts due with respect to the Senior and Junior Notes. Payment under the guarantee may be required if the Company fails to make any payment when due in accordance with the terms of the Senior or Junior Notes as applicable. The potential amount of future payments under the guarantees is the same as under the Senior and Junior Notes, which is the principal amount of such Notes plus accrued and unpaid interest thereon and, in certain cases, the redemption premium provided for in such Notes. The outstanding principal amount of the Senior Notes and Junior Notes as of September 30, 2003 was £432 million and £191 million, respectively.

      In addition to the guarantees of the Company’s Junior and Senior Notes, certain of the Company’s subsidiaries have entered into a composite guarantee. The composite guarantee is a joint and several guarantee of each guarantor of all amounts due by the Company under or in respect of the Security Trust and Intercreditor Deed, any Agent/Trustee/New Bonding Facility Bank Accession Letter, any Guarantor Accession Letter, the Escrow Agreement, the New Bonding Facility Agreement, the Security Documents, the Fee Letter and any Additional Remuneration Fee Letter (each term as defined in the Security Trust and Intercreditor Deed) (the Guaranteed Obligations). Payment under the guarantee may be required if the Company fails to make any payment when due in accordance with any of the Guaranteed Obligations.

      Apart from the New Bonding Facility Agreement, the above mentioned documents have been entered into in connection with the Company’s Senior and Junior Notes and do not themselves contain facilities for new borrowings (although they do contain indemnities and similar obligations). The Security Trust and Intercreditor Deed also gives the right for the Security Trustee to demand that the Company indemnify the Security Trustee for any costs and liabilities that arise as a result of entering into the documentation related to the Notes.

      The New Bonding Facility is a £50 million facility for the issue of bank guarantee letters of credit and performance bonds, available (until November 19, 2004) to Marconi Bonding Limited (“MBL”) on behalf of certain Group companies. The Company guarantees MBL’s counter indemnity and other obligations under the New Bonding Facility Agreement. In addition, the Company has certain direct liabilities under the New

Bonding Facility Agreement, including certain specified arrangement and agency fees, transaction expenses, enforcement costs, increased costs, a tax indemnity and other indemnities. Cash collateral of no less than 50% is required to be maintained under the New Bonding Facility Agreement.

      As of September 30, 2003, the fair value of the Company’s guarantees that were issued or modified after December 31, 2002 was not material.

Asset repurchase obligations

      An information technology outsourcing agreement was signed with Computer Sciences Corporation International Systems Management Inc. (“CSC”) in May 2003. Under the terms of the agreement, property, plant and equipment with an approximate book value of £17 million and 420 employees were transferred to CSC in exchange for cash proceeds of £26 million. In addition to the transfer of employees and assets, Marconi has novated existing service and maintenance contracts to CSC.

      The IT service contract is for a period of 10 years with a right to terminate without cause, but subject to a number of penalties, after 2 years and contains an obligation for Marconi to repurchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, this obligation has not been quantified at September 30, 2003.

Product warranty reserves

      The following information is provided with respect to product warranty reserves included in accounts payable and other liabilities:

				Effect of
		Change to		Exchange
	March 31,	opening	Additions/	rate		September 30,
Description	2003	reserve	(release)	Changes	Utilization	2003
(in millions)	£	£	£	£	£	£

Warranty reserve	43	1	11	—	(14)	41

12. Investment in affiliates

Easynet

      The Company has disposed of its entire stake in Easynet. The Company affected this disposal through a placing completed on July 4, 2003 of 36,135,948 ordinary shares in Easynet at a price of 112 pence per share together with a placing completed on September 4, 2003 of 44,682,364 ordinary shares in Easynet at a price of 127 pence per share. The Company no longer has an interest in Easynet nor does the Company have a seat on the board of Easynet.

      Before expenses the disposal on July 4, 2003 raised approximately £40.5 million before expenses while the disposal on September 4, 2003 raised approximately £56.7 million, before expenses.

      The cash proceeds were paid into the mandatory redemption escrow account and were used to fund partial redemptions of the Junior Notes.

13. Discontinued operations

      The Company established a formal plan for the disposal of the various businesses comprising the mobile segment during fiscal 2002. On July 17, 2003, the Company announced that it had completed the sale of its remaining non-core mobile communications subsidiary, Marconi Mobile Access SpA (also known as UMTS) to Finmeccanica SpA. Marconi agreed to capitalize the business with approximately € 6 million (approximately £4 million) prior to disposal. The gain on sale was £9 million.

      Net assets and liabilities of discontinued operations at September 30, 2003 and March 31, 2003 which relate to the former mobile business are comprised of the following:

	September 30,	March 31,
	2003	2003
(in millions)	£	£

Assets:
Cash and cash equivalents	—	2
Accounts receivable	—	2

Total current assets	—	4

Liabilities:
Accounts payable	—	(10)
Accrued expenses and other liabilities	—	(6)

Total current liabilities	—	(16)

Net liabilities of discontinued operations	—	(12)

14. Shareholder’s equity

      On September 9, 2003 the Company undertook a one-for-five share consolidation.

      Holders of ordinary shares in Marconi Corporation plc are entitled to one vote per share on matters to be voted on by the shareholders, and to receive dividends when and as declared by the Board of Directors. Shareholders are entitled to certain pre-emptive rights but have no subscription, redemption or conversion privileges. The ordinary shares do not have cumulative voting rights. The rights, preferences and privileges of holders of ordinary shares are subject to the rights of the holders of shares of any series of preferred shares issued or that may be issued in the future.

      The indentures governing the Senior and Junior Notes issued in the Financial Restructuring contain significant restrictions on our ability to pay dividends on our shares. Accordingly, the Company’s Board of Directors does not expect to declare a dividend for the foreseeable future.

15. Related party transactions

      The table below provides details of the revenues and purchases that the Company and its subsidiaries had with equity investees, joint ventures and associates, which are not consolidated, during the six months ended September 30, 2003 and 2002. It also provides details of the receivable and payable balances with these equity investees, joint ventures and associates as at September 30, 2003 and March 31, 2003. All transactions are in the ordinary course of business.

Six months
ended
September 30,
2003
(in millions)	£

Statement of operations:
Revenues	11
Purchases	—

Six months
ended
September 30,
2002
£

Statement of operations:
Revenues	16
Purchases	—

At
September 30,
2003
(in millions)	£

Balance sheet:
Trade receivables	25
Trade payables	(9)
Other receivables	—
Other payables	—

At
March 31,
2003
£

Balance sheet:
Trade receivables	26
Trade payables	(9)
Other receivables	—
Other payables	(403)

16. Subsequent events

Outsource of Offenburg operations

      On October 10, 2003, the Company announced that it has agreed to outsource the manufacture of its Fixed Wireless Access products and associated operations in Offenburg, Germany, to Elcoteq Network Corporation in exchange for consideration of approximately £7 million. Approximately 340 current employees at the site will transfer employment. Completion of the transaction occurred during November 2003.

Early debt repayment

      On October 17, 2003, the Company redeemed U.S.$29 million (approximately £17 million) of the Junior Notes bringing the outstanding principal to $289 million (approximately £174 million).

Disposal of interest in Confirmant Limited

      On November 12, 2003, the Company announced the disposal of its 50% interest in Confirmant Limited to Oxford GlycoSciences, a wholly owned subsidiary of Celltech Group plc. The cash proceeds of over £4 million will be transferred into the Mandatory Redemption Escrow Account and used in due course to fund a further partial redemption of the Junior Notes. In the six months ended September 30, 2003, the Company recorded a £2 million charge to the P&L account in respect of its share of Confirmant’s operating loss.

17. Supplemental Information for NARF & Non NARF Segments

      The indentures governing our Notes, which have been filed as exhibits on our Annual Report on Form 20-F on March 31, 2003, require that we provide supplemental information with respect to Marconi Corporation plc and its Non-U.S. subsidiaries (as defined therein) and Marconi Communications, Inc. (the U.S. Parent) and its subsidiaries. We call these segments Non NARF and North American Ring-Fence (NARF), respectively. The new segments we have adopted reflect the classification of the Non NARF segment as equivalent to Marconi Corporation plc and its Non-U.S. subsidiaries and the NARF segment as equivalent to the U.S. parent and its subsidiaries. These segments are comprised as follows:

•	NARF mainly comprises the equipment and services activities of our three U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) (irrespective of the country of destination of these revenues); and

•	Non NARF mainly comprises our European and the rest of the world based businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

      In accordance with the indenture requirements, consolidated income statements, consolidated balance sheets and consolidated cash flow statements, in respect of the NARF and Non NARF segments, together with an MD&A in respect of each segment, follows.

      NARF and Non NARF are the only two segments of our Group and can be reconciled to the Group total as follows.

	Three months	Six months
	ended	ended

	September 30,
	2003	2003
(in millions)	£	£

Revenues
NARF	139	260
Non NARF	250	496

Group	389	756

Net income
NARF	15	19
Non NARF	14	2,793

Group	29	2,812

Net cash used in operating activities of continuing operations
NARF	(1)	4
Non NARF	(25)	(74)

Group	(26)	(70)

	September 30,	June 30	March 31,
Net assets/(liabilities):	2003	2003	2003

NARF	235	216	(348)
Non NARF	351	324	(2,986)

Group	586	540	(3,334)

CONDENSED NARF BALANCE SHEETS

(Unaudited)

	September 30,	June 30	March 31,
(in millions except per share data)	2003	2003	2003
	£	£	£

ASSETS
Current assets
Cash and cash equivalents	75	77	24
Restricted cash	—	—	—
Accounts receivable, net	80	74	81
Amounts due from Non NARF Group Companies	135	118	157
Inventories, net	41	40	42
Prepaid expenses and other current assets	14	14	21

Total current assets	345	323	325
Property, plant and equipment, net	98	103	118
Investments in affiliates	—	—	—
Goodwill	139	140	146
Intangibles, net	—	—	—
Loans due from Non NARF Group Companies	186	187	83

TOTAL ASSETS	768	753	672

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt	—	—	—
Accounts payable	68	70	64
Amounts due to Non NARF Group Companies	149	135	178
Accrued expenses and other current liabilities	131	147	169
Liabilities of discontinued operations	—	—	—

Total current liabilities	348	352	411
Long-term debt	5	6	6
Loans due to Non NARF Group Companies	159	158	579
Deferred income taxes	—	—	—
Other liabilities	20	20	23

Total liabilities	532	536	1,019
Commitments and contingencies
Minority interests	1	1	1
Shareholders’ equity/(deficit)*
Ordinary shares, £0.01 par value;
Authorized: 1,000 shares at September 30 and June 30, 2003
Issued and outstanding: 100 shares at September 30 and June 30, 2003	—	—	—
Warrants, issued and outstanding	—	—	—
Additional paid-in capital*	5,174	5,174	4,618
Accumulated deficit*	(5,350)	(5,367)	(5,365)
Capital reduction reserve*	4	4	—
Accumulated other comprehensive loss	407	405	399

Total shareholders’ equity/(deficit)	235	216	(348)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	768	753	672

* Represents Share Capital of Marconi Communications, Inc.

CONDENSED NARF STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Six months
	ended	ended

	September 30
	2003	2003
(in millions, except per share data)	£	£

Revenue:
Network equipment	107	198
Network services	32	62
Other	—	—

	139	260
Direct costs	85	166

Gross margin	54	94
Operating expenses:
Selling, general and administrative	17	34
Research and development	14	30
Amortization of intangibles		—
Business restructuring charges	2	5
Gain on sale of long-lived assets		—
Other (income)/expense	4	(1)

Total operating expenses	37	68
Operating income	17	26
Other income/(expense):
Interest expense	(2)	(6)

Income from continuing operations before income taxes	15	20
Income tax provision	—	(1)
Equity in net loss of affiliates	—	—

Income from continuing operations	15	19
Discontinued operations:
Gain on sale of discontinued operations, net	—	—
Loss from discontinued operations	—	—

Net income	15	19

CONDENSED NARF STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Six months
	ended	ended

	September 30,
	2003	2003
(in millions)	£	£

Cash flows from operating activities:
Net income	15	19
Adjustments to reconcile net income to net cash provided by/
(used in) operating activities from continuing operations:
Depreciation and amortization	5	12
Provision for doubtful accounts	—	(4)
Accounts receivable	(2)	7
Inventories	(1)	1
Accounts payable	(2)	4
Movement in Group Balances	—	(8)
Accrued expenses and other liabilities	(16)	(27)

Net cash provided by/(used in) operating activities from continuing operations	(1)	4

Cash flow from investing activities:
Purchases of property, plant and equipment	(2)	(4)
Proceeds from the sale of long-lived assets	1	9

Net cash provided by/(used in) investing activities	(1)	5

Cash flow from financing activities:
Net cash provided by related parties	—	42

Net cash provided by financing activities	—	42

Net increase/(decrease) in cash and cash equivalents	(2)	51
Cash and cash equivalents, beginning of period	77	24

Cash and cash equivalents, end of period	75	75

CONDENSED NON NARF BALANCE SHEETS

(Unaudited)

	September 30,	June 30	March 31
	2003	2003	2003
(in millions except per share data)	£	£	£

ASSETS
Current assets
Cash and cash equivalents	487	492	168
Restricted cash	210	217	964
Investment in securities	5	18	16
Accounts receivable, net	258	299	381
Amounts due from NARF Group Companies	149	135	178
Inventories, net	161	175	192
Prepaid expenses and other current assets	110	129	105
Assets of discontinued operations	—	4	4

Total current assets	1,380	1,469	2,008
Property, plant and equipment, net	113	125	145
Investments in affiliates	18	18	18
Goodwill	511	511	511
Intangibles, net	78	90	101
Loans due from NARF Group Companies	159	158	579
Other non-current assets	17	17	75

TOTAL ASSETS	2,276	2,388	3,437

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt	17	21	2,195
Current maturities of long-term debt	3	—	2,191
Accounts payable	90	87	99
Amounts due to Marconi plc and fellow subsidiaries	—	—	403
Amounts due to NARF Group Companies	135	118	157
Accrued expenses and other current liabilities	568	594	929
Liabilities of discontinued operations	—	17	16

Total current liabilities	813	837	5,990
Long-term debt	609	709	24
Loans due to NARF Group Companies	186	187	83
Deferred income taxes	5	5	5
Other liabilities	310	325	319

Total liabilities	1,923	2,063	6,421
Commitments and contingencies
Minority interests	2	1	2
Shareholders’ equity/(deficit)
Ordinary shares, £0.25 par value:
Authorized: 627 shares at September 30 and June 30, 2003 and 1,200 shares at March 31, 2003; issued and outstanding: 200 shares at September 30 and June 30, 2003, 573 shares at March 31, 2003	50	50	143
Warrants, issued and outstanding: 50 at June 30, 2003	12	12	—
Additional paid-in capital	1,052	1,044	895
Accumulated deficit	(379)	(400)	(3,308)
Capital reduction reserve	334	343	—
Accumulated other comprehensive loss	(718)	(725)	(716)

Total shareholders’ equity/(deficit)	351	324	(2,986)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	2,276	2,388	3,437

CONDENSED NON NARF STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Six months
	ended	ended

	September 30,
	2003	2003
(in millions, except per share data)	£	£

Revenue:
Network equipment	144	282
Network services	106	214
Other

	250	496
Direct costs	203	403

Gross margin	47	93
Operating expenses:
Selling, general and administrative	59	113
Research and development	38	75
Amortization of intangibles	12	23
Business restructuring charges	10	62
Other income	(5)	(46)

Total operating expenses	114	227
Operating loss	(67)	(134)
Other income/(expense):
Gain on settlement of equity forward contract	—	123
Gain on extinguishment of liabilities	—	2,695
Gain on sale of investments	14	14
Interest income	6	15
Interest expense	(36)	(46)

Income/(loss) from continuing operations before income taxes	(83)	2,667
Income tax (provision)/benefit	(7)	17
Gain on sale of affiliates, net	94	94
Equity in net loss of affiliates	(2)	(2)

Income from continuing operations	2	2,776
Discontinued operations:
Gain on sale of discontinued operations, net	12	21
Loss from discontinued operations, net	—	(4)

Net income	14	2,793

CONDENSED NON NARF STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Six months
	ended	ended

	September 30,
	2003	2003
(in millions)	£	£

Cash flows from operating activities:
Net income	14	2,793
Adjustments to reconcile net income to net cash used in operating activities from continuing operations:
Loss from discontinued operations, net	—	4
Gain on sale of discontinued operations, net	(12)	(21)
Gain on settlement of equity forward contracts	—	(123)
Stock compensation	7	8
Gain on sale of investments	(14)	(14)
Gain on sale of affiliate, net	(94)	(94)
Depreciation and amortization	29	53
Gain on extinguishment of liabilities	—	(2,695)
Change in current and deferred taxes	7	(18)
Changes in operating assets and liabilities, net of the effect of the extinguishment of liabilities:
Accounts receivable	54	116
Inventories	16	32
Accounts payable	(31)	(73)
Movement in Group Balances	—	8
Accrued expenses and other liabilities	(1)	(50)

Net cash used in operating activities from continuing operations	(25)	(74)

	Three months	Six months
	ended	ended

	September 30,
(in millions)	2003	2003
	£	£

Cash flow from investing activities:
Purchases of property, plant and equipment	(4)	(8)
Proceeds from the sale of long-lived assets	1	21
Proceeds from the sale of investments in securities	23	23
Investment in NARF	—	(42)
Purchase of interest in related parties	—	(6)
Sale of interest in related parties	104	104

Net cash provided by investing activities	124	92

Cash flow (used in)/from financing activities:
Repayment of short-term borrowings	1	(4)
Repayment of long-term borrowings	(106)	(106)
Distribution to creditors under the scheme relating to debt and borrowings*	—	(330)
Restricted cash transferred from secured accounts	7	754

Net cash provided by/(used in) financing activities	(98)	314

Net cash used by discontinued operations	—	(3)
Effects of exchange rate changes on cash and cash equivalents	(6)	(10)

Net increase/(decrease) in cash and cash equivalents	(5)	319
Cash and cash equivalents, beginning of period	492	168

Cash and cash equivalents, end of period	487	487

Supplemental disclosure of cash flow activity:
Cash payments for interest	16	19
Cash payments for income taxes	—	2
Issuance of shares to extinguish liabilities	—	562
Distribution of warrants to former Marconi plc shareholders	—	12
Gain on extinguishment of related party liabilities	—	507
Issuance of new debt to extinguish liabilities	—	690
Distribution to creditors under the scheme relating to operating Activities	—	10

*	The distribution made to creditors under the scheme of £340 million has been reported (see note 2) in the condensed consolidated statement of cash flows within operating and financing activities based on the nature of the creditor balances extinguished by the scheme.

Management Discussion and Analysis of Financial Condition and Results of Operations

NARF & Non NARF Supplemental Information

      The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and management discussion and analysis of financial condition and results of operations appearing elsewhere in this Form 10-Q.

Results of Operations

Revenues

Three months ended September 30, 2003 as compared to the three months ended June 30, 2003

      Certain sales of our products (produced by our Non NARF businesses) are transacted through NARF businesses where economies of scale permit the NARF businesses to process these transactions more efficiently.

      NARF revenues of £139 million in the three months ended September 30, 2003, increased £18 million or 15% as compared to revenues of £121 million in the three months ended June 30, 2003, with BBRS, NAA and OPP all contributing to this increase in revenues.

      BBRS equipment revenues of £38 million in the three months ended September 30, 2003, increased £10 million or 36% as compared to £28 million in the three months ended June 30, 2003. This increase in equipment sales was mainly due to a significant increase in sales to the US Federal Government, at the end of their fiscal year, and included sales of our BXR-48000 multi-service switch router under the £6 million agreement announced at the end of June 2003. BBRS service revenues of £15 million were stable quarter-on-quarter with increased levels of professional services to the US Federal Government offset by a further decline, as expected, of support sales to our North American enterprise customers.

      NAA revenues of £30 million in the three months ended September 30, 2003, improved £5 million or 20% as compared to £25 million in the three months ended June 30, 2003, which was primarily a result of the acceleration of ADSL roll-outs (particularly at BellSouth).

      OPP revenues of £54 million in the three months ended September 30, 2003, increased £3 million or 6% as compared to £51 million in the three months ended June 30, 2003. OPP equipment sales of £39 million in the three months ended September 30, 2003, increased £4 million or 11% as compared to £35 million in the three months ended June 30, 2003, while OPP service revenues were relatively flat at £15 million in the three months ended September 30, 2003 as compared to £16 million in the three months ended June 30, 2003. We have been successful in securing a number of new wins of outside plant and power systems, primarily from North American wireless operators.

      NARF revenues of £260 million in the six months ended September 30, 2003, included £4 million of products and services from Non NARF businesses, which were sold through NARF entities (£2 million in the three months ended June 30, 2003, £2 million in the three months ended September 30, 2003).

      Non NARF revenues of £250 million in the three months ended September 30, 2003, increased £4 million or 2% as compared to £246 million in the three months ended June 30, 2003, with modest growth in Network Equipment revenues and revenues relatively stable in Network Services.

      Optical Network revenues of £80 million, decreased £5 million or 6% as compared to £85 million in the three months ended June 30, 2003 as operators continued to spend on activities to maintain the smooth running of existing infrastructure as opposed to spending on new network build projects. In EMEA, which accounted for approximately 75% of Optical Network sales in the three months ended September 30, 2003, a reduced level of sales to BT were partially offset by increased sales to Vodafone and Wind in Italy. From a product line perspective, sales of DWDM declined further during the three months ended September 30, 2003 as a result of decreased demand for this technology across the industry. Sales of SDH equipment, however, which accounted for over 80% of Optical Network revenues in the three months ended September 30, 2003, increased slightly quarter-on-quarter with further progress made in migrating existing customers to our recently launched next generation optical products with shipments to the Italian market and orders received in China and the UK.

      Access Network revenues of £48 million in the three months ended September 30, 2003, increased £4 million or 9% as compared to £44 million in the three months ended June 30, 2003. This increase of £4 million was driven by the increased demand for fixed wireless access products from German wireless operators, with fixed wireless access accounting for approximately 38% of Access Network sales in the three months ended September 30, 2003. We maintained the level of shipments of our multi-service access node, the Access Hub, which accounted for approximately 20% of Access Network sales with shipments to Telecom Italia, Wind and Telkom South Africa. The balance of Access Network sales related to Voice Systems (25%) and other legacy narrowband access products (17%).

      Other Network Equipment of £16 million in the three months ended September 30, 2003, increased £4 million or 33% as compared to £12 million in the three months ended June 30, 2003 and resulted mainly from shipments of multi-media terminals to Telefonica (Spain) and payphones to customers in APAC.

      Overall, Non NARF service revenues were stable quarter-on-quarter with an increased level of IC&M activity particularly in Italy and the UK (up £4 million or 9 per cent to £47 million), offsetting slightly lower sales of Value-Added Services (down £3 million or 5 per cent to £61 million). The aftermath of the recent conflict in the Middle East and tough market conditions in Wireless Software and Services continue to affect the VAS business. Reduced revenues in these areas were, however, partially offset during the three months ended September 30, 2003 by an improvement in cable installation services due to increased volumes from frame agreements and by initial sales to a new customer in the German transportation market within the Group’s Integrated Systems activity.

      In the six months ended September 30, 2003, Non NARF businesses sold £4 million of equipment through NARF entities. This £4 million of revenues are reported as NARF revenues and are eliminated from Non NARF revenues, which, as reported, total £496 million in the six months ended September 30, 2003.

Gross Margins

      NARF gross margins of £54 million or 39% of revenues in the three months ended September 30, 2003, increased £14 million or 35% as compared to £40 million or 33% of revenues in the three months ended June 30, 2003. The improvement of £14 million in the three months ended September 30, 2003 as compared to the three months ended June 30, 2003 resulted mainly from higher revenues, a higher percentage of BBRS revenues as compared to total NARF revenues and a higher proportion of BBRS revenues of our newly launched BXR-48000. BBRS revenues represented 38.4% of total NARF revenues in the three months ended September 30, 2003 versus 34.8% of total NARF revenues in the three months ended June 30, 2003.

      Non NARF gross margins of £47 million or 19% of revenues in the three months ended September 30, 2003, increased £1 million or 2% as compared to £46 million or 19% of revenues in the three months ended June 30, 2003. The increase of £1 million resulted mainly from the improved profitability on long-term contracts in the UK following our usual contract review and cost reductions, which more than offset depreciation on development and test models.

Operating Expenses

      NARF operating expenses of £37 million or 27% of revenues in the three months ended September 30, 2003, increased £6 million or 19% as compared to £31 million, or 26% of revenues in the three months ended June 30, 2003. This increase of £6 million is mainly due to business restructuring charges of £2 million relating to site rationalisation and employee severance costs charged in the three months ended September 30, 2003.

      Non NARF operating expenses of £114 million or 46% of revenues in the three months ended September 30, 2003 were relatively flat as compared to £113 million or 46% of revenues in the three months ended June 30, 2003. Decreases in business restructuring charges and selling and general and administrative expenses in the three months ended September 30, 2003 of £52 million and £5 million, respectively as compared with the three months ended June 30, 2003 were partially offset by a £41 million decrease in other income/expense (primarily foreign currency transaction gains) between periods. Non NARF includes central costs.

Liquidity and Capital Resources

Operating activities

      Net cash used by NARF operating activities of continuing operations was £1 million in the three months ended September 30, 2003. Income from continuing operations of £15 million and deprecation and amortization of £5 million were offset by changes in operating assets and liabilities of £21 million. In the three months ended June 30, 2003, net cash of £5 million was provided by NARF operating activities of continuing operations. Income from continuing operations of £4 million and depreciation and amortization of £7 million were partially offset by changes in operating assets and liabilities of £6 million. The cash used by operating assets and liabilities was mainly due to the timing of expense payments and reductions in advanced billings on legacy enterprise customer service contracts.

      Net cash used by Non NARF operating activities of continuing operations was £25 million in the three months ended September 30, 2003. Income from continuing operations of £2 million, depreciation and amortization of £29 million and changes in operating assets and liabilities net of the effect of the extinguishment of liabilities of £38 million were offset by a gain on sale of affiliates of £94 million. The cash provided by operating assets and liabilities, net of the effect of the extinguishment of liabilities resulted from a decrease in accounts receivables, which is primarily a result of improvements in collections and lower inventory levels, which has resulted primarily from facility site rationalization and from streamlining the use of contract manufacturers. The gain on sale of affiliates resulted from the sale of our investment in Easynet. Net cash used by Non NARF operating activities of continuing operations was higher at £49 million in the three months ended June 30, 2003, as compared with the three months ended September 30, 2003, mainly as a result of payments related to business restructuring charges.

Investing activities

      Net cash used by NARF investing activities was £1 million in the three months ended September 30, 2003. Purchases of property, plant and equipment of £2 million were partially offset by proceeds from the sale of property, plant and equipment of £1 million. In the three months ended June 30, 2003, net cash provided by investing activities of £6 million was mainly due to the disposal of IT assets under an outsourcing contract.

      Net cash provided by Non NARF investing activities was £124 million in the three months ended September 30, 2003. Proceeds from the disposal of interest in related parties of £104 million (primarily related to Easynet) and net cash received for investments in joint ventures and associates of £23 million, were partially offset by purchases of property, plant and equipment of £4 million. Net cash used by Non NARF investing activities was £32 million in the three months ended June 30, 2003, and principally resulted from a £42 million cash capital contribution to NARF, partially offset by proceeds from the disposal of IT assets under an outsourcing contract.

Financing activities

      NARF had no financing activities in the three months ended September 30, 2003. In the three months ended June 30, 2003, and prior to the Financial Restructuring NARF received a cash capital contribution of £42 million from Non NARF.

      Net cash used by Non NARF financing activities was £98 in the three months ended September 30, 2003. Repayment of long-term debt of £106 million, which was related to the Junior Notes was partially offset by restricted cash transferred from secured accounts of £7 million. Net cash used by Non NARF financing activities was £422 million in the three months ended September 30, 2003, and arose as a consequence of our Financial Restructuring.

Pensions

      A NARF retirement plan deficit of £8.5 million at September 30, 2003 relates to former Reltec plans, which include NAA and OPP employees.

      The Marconi USA Employees’ plan, which has a deficit of £10.4 million at September 30, 2003, includes assets and liabilities in respect of NARF and Non NARF employees and deferred pensioners. As the sponsoring company lies within Non NARF, the entire deficit has been allocated to Non NARF. Non NARF contains the remainder of our Company pension plans.

Current liquidity

      No external borrowings are permitted for NARF businesses other than a committed U.S.$22.5 million working capital facility. The credit facility, which is secured by certain buildings and property located in the U.S. has not been used during the six months ended September 30, 2003. Non NARF borrowings reflect all other borrowings of the Company, which are discussed in the discussion of our current liquidity position on page 66 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This discussion and analysis should be read in conjunction with the information under the caption “Risk Factors” below, our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes contained in our Form 20-F filed on June 27, 2003 with the Securities and Exchange Commission. Since the completion of the Financial Restructuring on May 19, 2003, Marconi Corporation plc has replaced Marconi plc (now known as M (2003) plc) as the parent company of the Group and the Group now consists of Marconi Corporation plc and its subsidiaries. Marconi plc is no longer a member of the group.

Forward Looking Statements

      This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition as well as for our plans and objectives for our business operations and financial performance and conditions. You can identify these statements by words such as “aim”, “anticipate”, “assume”, “believe”, “could”, “due”, “estimate”, “expect”, “goal”, “intend”, “may”, “objective”, “plan”, “positioned”, “should”, “target”, “will”, “would”, and other similar expressions which are predictions of or indicate future events and future trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which are in some cases beyond our control and may cause our actual results, performance and condition or achievements to differ materially from those expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described below under the caption “Risk Factors”.

Overview

      We are a focused multi-regional provider of telecommunications equipment and services, which we supply to major telecommunications network operators and selected government agencies and large enterprises worldwide. Conditions in our main markets remain challenging with customer spending on telecommunications equipment and services running at a considerably lower level than in the six months ended September 30, 2002. Total revenues of £389 million in the three months ended September 30, 2003, declined 19.3% as compared to £482 million in the three months ended September 30, 2002, but increased on a sequential basis as compared to £367 million in the three months ended June 30, 2003. This growth in the three months ended September 30, 2003 as compared with the three months ended June 30, 2003 was driven primarily by increased revenues across our three main US equipment businesses Broadband, Routing and Switching (BBRS), Outside Power and Plant (OPP) and North American Access as well as increased demand for our fixed wireless access products in Germany. Total revenues of £756 million in the six months ended September 30, 2003, declined 25.5% as compared to £1,015 million in the six months ended September 30, 2002.

      Bookings also increased in the three months ended September 30, 2003, driven partly by a high level of orders received for fixed wireless access products in Germany but mainly resulted from two major long-term service contracts booked in the Middle East and Germany during the three months ended September 30, 2003. We have recently announced a number of significant successes for our next generation products. These include a three-year frame contract with BT for the provision of our multi-service access node, the Access Hub and a smaller order for this technology from Fastweb (Italy) to allow this operator to offer live broadcast services for ADSL. In addition, in North America, we were awarded follow-on orders for our newly launched BXR-48000 multi-service switch router from the US Federal Government and a major European financial institution.

      We continue to focus on and make good progress in our cost reduction initiatives. Gross margin of 26.0% of total revenues in the three months ended September 30, 2003 increased from 14.1% of total revenues in the three months ended September 30, 2002. This increase in gross margin was driven mainly by the increased level of higher-margin BBRS sales and cost savings achieved in our supply chain and manufacturing operations. Operating expenses of £151 million or 38.8% of total revenues in the three months ended September 30, 2003, decreased £137 million or 47.6% as compared to £288 million or 59.8% of total revenues in the three months ended September 30, 2002.

      Operating loss of £108 million, decreased £311 million in the six months ended September 30, 2003 as compared to £419 million in the six months ended September 30, 2002. This improvement was driven primarily by the cost reductions achieved in our supply chain and manufacturing operations together with savings across all areas of operating expense. In addition, operating losses in the Other segment of £nil in the six months ended September 30, 2003, decreased from £12 million in the six months ended September 30, 2002. This improvement has been driven primarily by the disposal of loss making non-core businesses.

      At September 30, 2003, our total cash balance (including restricted cash) totaled £772 million, a decrease of £384 million as compared with £1,156 million at March 31, 2003. We had significant cash outflows in the six months ended September 30, 2003 of £340 million and £35 million related to the completion of our Financial Restructuring on May 19, 2003 and the settlement with our ESOP derivative banks, respectively. The £340 million outflow represented a distribution of cash to scheme creditors under our scheme of arrangement. In addition, we repaid approximately U.S.$169 million (or approximately £106 million) of our Junior Notes in the six months ended September 30, 2003 together with a £10 million redemption premium. Partially offsetting these cash outflows were £26 million of proceeds from our IT outsourcing agreement with CSC that we completed in June 2003 and proceeds from the disposals of assets and investments of approximately (£157 million).

      We are beginning to see early signs of some of our major customers looking towards next generation network projects, but we are maintaining a prudent stance to spending on current technologies and a continued tight control of capital expenditure budgets. As a result, we maintain our cautious view on potential volatility in near-term market conditions. We continue to benefit from improved market dynamics in Germany from continued strong demand for fixed wireless access products among mobile operators and in our OPP and NAA businesses in North America as a result of increased spending from both wireless and wireline operators. We are targeting to achieve sales in the three months ended December 31, 2003 at a level slightly higher than the £389 million recorded in the three months ended September 30, 2003 as a result of increased order bookings to-date in the three months ending December 31, 2003.

      We continue to focus on cost reduction and cash generation initiatives in order to achieve our previously disclosed financial targets:

•	to increase gross margin as a percent of revenues by March 31, 2004;

•	to reduce the operating cost run-rate by March 31, 2004; and

•	to generate a positive operating cash inflow for fiscal 2004 through improvements in operating performance and some contribution from working capital.

      Once we have achieved our current gross margin and operating cost run-rate targets, we expect that we will require annual sales of approximately £1.5 billion in order to break even at an operating (EBITA) level.

      We have cost reduction plans already in place, which should allow us to make steady progress towards increasing gross margin as a percent of revenues during the second half of fiscal 2004. We expect that gross margin improvement will result primarily from:

•	the continued benefits of sourcing from lower cost locations and the renegotiation of improved business terms with key suppliers, in particular in respect of our revised manufacturing outsourcing agreement with Jabil, which became effective on June 30, 2003;

•	further rationalization of supply chain and manufacturing operations, which we have retained in-house; and

•	the benefits of re-designed and recently launched product lines such as Next Generation SDH as the proportion of sales of the new products increases during the second half of fiscal 2004.

      In any given period, product mix has a positive or negative impact on our gross margin performance. In the three months ended September 30, 2003, for example, approximately half of the sequential improvement from 23.4% in the three months ended June 30, 2003 to 26.0% in the three months ended September 30, 2003 was due to favorable product mix, which resulted mainly from the higher proportion of sales of higher-margin BBRS equipment in the three months ended September 30, 2003. Similarly, as previously disclosed, we expect gross margin performance during the three months ending March 31, 2004 to benefit from the planned sale of higher-margin wireless software licenses to one of our large US customers.

      We have plans in place to achieve further annual operating cost savings in the second half of fiscal 2004. These actions include:

•	the completion of planned headcount reductions in Europe which have now been agreed with the necessary authorities and have been announced to the workforce;

•	the benefit from the previously announced closure of our headquarters for the Central and Latin America (“CALA”) region previously based in Florida (US) with all corporate functions for the CALA region being managed from our Italian operations; and

•	our drive for further efficiency gains in R&D.

      As previously disclosed, we expect cash outflows of approximately £100 million during fiscal 2004 to complete our ongoing operational restructuring, of which approximately £41 million was spent during the six months ended September 30, 2003. As noted above, we continue to focus on cash generation initiatives with the intent of repaying our Junior Notes as soon as possible and thereby reduce the associated interest charges. During the second half of fiscal 2004, we aim to generate positive operating cash flow. We believe that ongoing working capital initiatives will result in continued improvement in working capital in the second half of fiscal 2004, but we expect less contribution than in the six months ended September 30, 2003 as our business begins to stabilize. We expect future operating cash performance will be driven mainly by improvements in overall operating performance. We expect to use cash flow from operations and our existing cash resources to fund interest payments (which, following the third partial redemption of our Junior Notes on October 17, 2003, amount to approximately £13 million per quarter for Senior Notes and Junior Notes combined, assuming cash payment of interest on the Junior Notes) and costs associated with our ongoing operational restructuring.

      We continue to perform ahead of our cash generation plans partly as a result of disposal proceeds noted above but also due to higher than anticipated contribution from working capital. As a result, our Board of Directors approved the payment in cash of the interest payment on the Junior Notes on October 31, 2003. In accordance with the terms of the Notes, after this second consecutive quarterly cash interest payment we will be permitted to make market repurchases of both Junior Notes and Senior Notes, thus facilitating early repayment of the Junior Notes.

      We have accumulated significant tax losses in recent years, but these may not be available to cover earlier years that are open for, or under, tax audit. In addition, as previously disclosed and as a result of the Financial Restructuring, we have forfeited all loss carry forwards accumulated in the US prior to May 2003 and our use of loss carry forwards in certain other jurisdictions (e.g. Germany and the UK) may also be restricted. We will, therefore, be subject to ongoing tax cash costs, where losses are unavailable. We estimate that tax cash costs incurred in the normal course of business could be in the order of £10 million for each of the financial years ending March 31, 2004 and 2005. Any amounts which become payable as the result of settlement of tax disputes relating to prior periods would be in addition to this amount.

      As previously announced, we expect total headcount to reduce to around 13,000 employees at the end of March 2004 from approximately 14,100 at September 30, 2003. This includes the impact of the transfer of approximately 340 employees to Elcoteq as a result of our previously announced outsourcing agreement in the field of fixed wireless access products in Germany which is expected to take effect prior to March 31, 2004.

Basis of presentation

      Our condensed consolidated financial statements as at September 30, 2003 for the three and six months ended September 30, 2003 and 2002 included in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The discussion and analysis below of our consolidated results of operations and financial condition are based upon these financial statements.

      The requirements of U.S. GAAP applied to our group have resulted in us preparing our discussion and analysis of segment results using information prepared in accordance with generally accepted accounting principles in the United Kingdom (U.K. GAAP). The U.S. Financial Accounting Standards Board standard — Statement of Financial Accounting Standards No. 131 — Disclosure about Segments of an Enterprise and Related Information requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures. Therefore, we have presented our discussion and analysis of segment revenues and operating (loss)/profit below based upon information prepared in accordance with U.K. GAAP. In addition, our financial targets are determined in accordance with U.K. GAAP. Therefore, where we make reference to our previously disclosed financial targets, including our operating cost run-rate, we are referring to U.K. GAAP measures.

      In connection with our Financial Restructuring, we adopted a new reporting structure that segments our businesses along geographical lines. Commencing this quarter ended September 30, 2003, we have reported the results of our businesses based in the U.S. (North American Ring-fence or “NARF”) separately from the results of our businesses based in Europe and the rest of the world other than the U.S. (Non Ring-fenced businesses or “Non NARF”) as follows:

•	NARF (the U.S. parent, Marconi Communications, Inc and its subsidiaries) mainly comprises the equipment and services activities of our three U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) (irrespective of the country of destination of these revenues); and

•	Non NARF (the Issuer, Marconi Corporation plc and its non U.S. subsidiaries) mainly comprises our European and the rest of the world based businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

      Our new segmentation is connected with the contractual separation or “ring-fencing” of our U.S. based businesses that we implemented as part of our Financial Restructuring.

      During the periods to June 30, 2003, we had divided our continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

•	The Network Equipment segment, which comprised Optical Networks, Broadband Routing and Switching (BBRS), European Access, North American Access, Outside Plant & Power (OPP) and Other Network Equipment;

•	The Network Services segment, which comprised Installation, Commissioning & Maintenance (IC&M) and Value-Added Services (VAS); and

•	Other, which comprised non-core businesses, including Marconi Applied Technologies, all of which have been sold by the end of the quarter ended September 30, 2003.

      Commencing with this quarter ended September 30, 2003, we have reflected segment information on both the new (NARF and Non NARF) and old (Network Equipment, Network Services and Other) bases, as it is impracticable for us to restate prior period information for the NARF and Non NARF segments, with the exception of revenue information.

      In certain specific cases prior to the completion of our Financial Restructuring and the implementation of the North American Ring Fence, we entered into contracts with customers for the supply of equipment or services, which now form part of our Non Ring-fenced business but did this through legal entities, which now form part of NARF (or vice versa). In our analysis of revenues by product area on page 54, we show these revenues in the product or service area from which the revenues originated rather than through the legal entity which invoiced the final customer, and provide a detailed footnote to reconcile the product area sub-totals to the NARF and Non NARF revenues as they are recorded in the NARF and Non NARF consolidated financial statements (see Note 17 to our condensed consolidated financial statements contained in this report). During the six months ended September 30, 2003, revenues of products and services from NARF businesses supplied direct to customers and through Non NARF legal entities totalled £256 million and revenues of products or services from Non NARF businesses sold through NARF legal entities totalled approximately £4 million bringing total NARF revenues to £260 million for the six months ended September 30, 2003.

      The indentures governing the Notes issued in the Financial Restructuring require that we provide certain financial information with respect to each of(i) Marconi Corporation plc and its Non-U.S. Subsidiaries (as defined in the Indentures) and (ii) Marconi Communications, Inc. (which is the holding company of our U.S. operations) and its Subsidiaries (as defined). For these purposes the Non NARF segment is equivalent to Marconi Corporation plc and its Non-U.S. Subsidiaries and the NARF segment is equivalent to Marconi Communications, Inc. and its Subsidiaries. In accordance with the requirements of the indentures, we will provide the additional financial information until the Junior Notes are repaid in full.

Results of operations — Consolidated

      The following table presents our results of operations for the three and six months ended September 30, 2003 and 2002 prepared in accordance with U.S. GAAP.

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002
(in millions)	£	£	£	£

Revenues:
Network Equipment revenues	251	284	480	600
Network Services revenues	138	198	276	392
Other revenues	—	—	—	23

	389	482	756	1,015
Direct costs	288	414	569	864

Gross margin	101	68	187	151
Operating expenses:
Selling, general and administrative	76	85	147	206
Research and development	52	76	105	168
Amortization of intangibles	12	11	23	22
Business restructuring charges	12	89	67	129
(Gain)/loss on sale of long-lived assets	—	(1)	—	(14)
Impairment of long-lived assets	—	21	—	52
Other (income)/expense	(1)	7	(47)	7

Total operating expenses	151	288	295	570

Operating loss	(50)	(220)	(108)	(419)
Other income/(expense):
Gain on settlement of equity forward contract	—	—	123	—
Gain on extinguishment of liabilities	—	—	2,695	—
Provision for related party receivable	—	(186)	—	(186)
Gain/(loss) on sale of investments	14	(3)	14	(3)
Impairment of investments in securities	—	(10)	—	(40)
Interest income	4	12	9	33
Interest expense	(36)	(72)	(46)	(144)

Income/(loss) from continuing operations before income taxes	(68)	(479)	2,687	(759)
Income tax (provision)/benefit	(7)	9	16	14
Gain on sale of affiliates	94	—	94	—
Equity in net loss of affiliates	(2)	(32)	(2)	(58)

Income/(loss) from continuing operations	17	(502)	2,795	(803)
Gain on sale of discontinued operations, net	12	22	21	22
Loss from discontinued operations, net	—	(23)	(4)	(43)

Net income/(loss)	29	(503)	2,812	(824)

Revenues

      The following table sets forth our revenues by geographical region of destination for the three and six months ended September 30, 2003 and 2002 as reported under U.S. GAAP:

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002
(in millions)	£	£	£	£

United Kingdom	89	128	200	261
Italy	40	29	74	81
Germany	41	33	77	71
Other	53	95	92	170

Total Europe, Middle East and Africa (EMEA)	223	285	443	583
North America	131	142	242	303
Central and Latin America (CALA)	12	10	21	35
Asia-Pacific (APAC)	23	45	50	94

Total revenues	389	482	756	1,015

      Capital expenditure by our main incumbent telecommunications customers continued to run at a considerably lower rate than in fiscal 2003 and spending by second tier operators has reduced significantly, leading to sales declines across all major geographic regions in both the three months and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002. Market conditions remain difficult and price pressure exists in all regions. Conditions remain most challenging in APAC. The net impact of foreign exchange rate movements on our revenues in the three months ended September 30, 2003 was to increase revenues by approximately £7 million from the rates used for the three months ended September 30, 2002.

Three months ended September 30, 2003 compared with three months ended September 30, 2002

      Total revenues of £389 million in the three months ended September 30, 2003, decreased £93 million or 19.3% as compared to £482 million in the three months ended September 30, 2002.

      Revenues in EMEA of £223 million, or approximately 57% of revenues in the three months ended 30 September 2003, decreased £62 million or 22% as compared to £285 million, or 59% of revenues in the three months ended 30 September 2002. The £62 million decrease in revenues in EMEA was largely driven by reduced revenue levels in the UK and the Middle East, which were partially offset by increased revenues in Italy and Germany.

      Revenues in the UK of £89 million in the three months ended September 30, 2003, decreased £39 million or 30% as compared to £128 million in the three months ended September 30, 2002. Of this £39 million decrease, £16 million related to reduced sales to BT as our largest customer has focused its reduced capital expenditure on the accelerated deployment of its broadband access network and supporting technologies resulting in greater reductions in spend in other areas, particularly Optical Networks. We were not a supplier of broadband access equipment as part of BT’s initial deployment but we expect to benefit in the future from our three-year frame contract for the supply of our next generation multi-service access node, the Access Hub. Conformance testing of our Access Hub into BT’s network is progressing well and we expect to initiate shipments under our frame contract early in calendar year 2004. The balance of the reduction in sales in the UK resulted from a general decline in demand from second tier operators, who, despite showing initial signs of increased interest in our equipment and services, have not yet re-launched any major capital expenditure programmes since emerging from their Financial Restructuring processes. Sales of Network Services in the UK remained relatively stable during the period.

      Revenues in Italy of £40 million in the three months ended September 30, 2003, increased £11 million or 38% as compared to £29 million in the three months ended September 30, 2002. Sales to Telecom Italia (TI) were up slightly during the three months ended September 2003 as a result of increased shipments of our Access Hub into TI’s broadband access network and increased deliveries of our next generation optical products, in particular the MSH64c and MSH2K optical core switches to Vodafone (previously known as Omnitel in Italy).

      Revenues in Germany of £41 million in the three months ended September 30, 2003, increased £8 million or 24% as compared to £33 million in the three months ended September 30, 2002. This increase is a result of strong demand from wireless operators such as O2, E-Plus and Vodafone, as these customers began to roll out 3G mobile networks in order to reach the 25% mobile coverage threshold prior to the December 31, 2003 deadline set by the national regulator.

      Revenues in other countries in the EMEA region of £53 million in the three months ended September 30, 2003, decreased £42 million or 44% as compared to £95 million in the three months ended September 30, 2002. Over half of this decrease occurred in the Middle East as a result of the completion of a key phase of a long-term service contract in Saudi Arabia in the three month period ended December 31, 2002 and a reduced level of sales of wireless consultancy services. The recent conflict in Iraq has also caused a general slowdown in customer spend and delays to projects in the region in recent months. Approximately £4 million of the decrease in revenues resulted from the disposal of our South African legacy operations completed in December 2002 with the balance of the decrease related mainly to the significant reduction in the level of sales through indirect channel partners such as Ericsson and Nokia, as well as further reductions in capital expenditure by other European second tier operators.

      Revenues in North America of £131 million or 34% of sales from continuing operations in the three months ended September 30, 2003 decreased £11 million or 8% as compared to £142 million in the three months ended September 30, 2002. The decrease was related mainly to the disposal of our US-based SMS subsidiary, which was completed in December 2002. A reduction in revenues from wireless software and services in North America was offset by an increase in revenues from sales of BBRS, OPP and NAA equipment and services in North America as a result of increased spending by key customers in the region (see Revenues by Product Area on page 56 below for more information).

      Revenues in Central and Latin America (CALA) of £12 million in the three months ended September 30, 2003, increased £2 million or 20% as compared to £10 million in the three months ended September 30, 2002. Customer spending in the region remains at very low levels as a result of the general downturn in economic conditions with current demand coming from the wireless rather than fixed wireline operators, focused mainly on optical networks and outside plant and power equipment.

      Revenues in Asia Pacific (APAC) of £23 million in the three months ended September 30, 2003, decreased £22 million or 49% as compared to £45 million in the three months ended September 30, 2002. Part of this decline was due to our exit from legacy operations in the region during fiscal 2003 which totaled approximately £8 million. In the ongoing businesses, the market environment in China has become increasingly challenging over the last year due to significant pricing pressure across all product areas. Sales of optical network equipment to China Railcom and China Unicom was reduced significantly in the three months ended September 30, 2003 as compared with the three months ended September 30, 2002 and we have adopted a cautious approach when bidding for new business in the territory. Sales in Australia were also lower than in the previous year when we were supplying optical network equipment to second tier operator, IP1, which has since gone into receivership. This had also caused a slowdown in capital expenditure by the main incumbent operator, Telstra pending the outcome of its now successful bid to purchase the assets of IP1 from the receiver.

Six months ended September 30, 2003 compared with six months ended September 30, 2002

      Total revenues of £756 million, decreased £259 million or 26% in the six months ended September 30, 2003 as compared to £1,015 million in the six months ended September 30, 2002. The trends in the geographic regions were broadly similar to those described above in respect of the comparison for the three month periods ended September 30, 2003 and 2002, with EMEA accounting for over half of the reduction in sales in the six months ended September 30, 2003 as compared with the six months ended September 30, 2002. Within EMEA, reduced revenue in the UK, the Middle East and Italy were partially offset by revenue growth in Germany.

      Revenues in the UK of £200 million in the six months ended September 30, 2003, decreased £61 million or 23% as compared to £261 million in the six months ended September 30, 2002. This decrease resulted mainly from lower sales of optical networking equipment to BT and the impact of the sale of an intelligent network software upgrade in our Access Networks business in the six months ended September 30, 2002, which was not repeated in the six months ended September 30, 2003.

      Revenues in Italy of £74 million in the six months ended September 30, 2003, decreased £7 million or 9% as compared to £81 million in the six months ended September 30, 2002. The decrease resulted primarily from the phasing of network build projects with Vodafone and Wind. In the six months ended September 30, 2002, we were supplying network equipment to these two customers in order to build new optical networks, while in the six months ended September 30, 2003, our sales were focused on infill and activities designed to increase the efficiency of this existing infrastructure, which are typically not of the same magnitude as initial network builds.

      Revenues in Germany of £77 million six months ended September 30, 2003, increased £6 million or 8% as compared to £71 million in the six months ended September 30, 2002. This increase resulted primarily from the increased demand for fixed wireless access equipment in the three months ended September 30, 2003 described above.

      Revenues in other countries of the EMEA region of £92 million in the six months ended September 30, 2003, decreased £78 million or 46% as compared to £170 million in the six months ended September 30, 2002. As described above, the main factor behind this decline in revenues was the reduced level of Network Services revenues in the Middle East. Within EMEA, reduced sales in the UK, Middle East and Italy were partially offset by growth in Germany.

      Revenues in North America of £242 million in the six months ended September 30, 2003, decreased £61 million or 20% as compared to £303 million in the six months ended September 30, 2002. We recorded growth in sales of North American Access equipment in the period as a result of the acceleration of ADSL roll outs, particularly at BellSouth, and growth in sales of BBRS equipment to the US Federal Government. This was more than offset, however, by a reduction in sales of BBRS services due to the completion of a significant airport services contract in the previous year and a reduction in sales of OPP equipment and services resulting from a general contraction in capital expenditure amongst US service providers.

      Revenues in CALA of £21 million in the six months ended September 30, 2003, decreased £14 million or 40% as compared to £35 million in the six months ended September 30, 2002. The decrease in revenues is primarily a result of lower sales in the three months ended June 30, 2003, which resulted from political, regulatory and economic issues, which led network operators to restrict capital expenditure.

      Revenues in APAC of £50 million in the six months ended September 30, 2003, decreased £44 million or 47% as compared to £94 million in the six months ended September 30, 2002. Major factors contributing to this trend include our exit from legacy operations in the region described above, increased pricing pressure in China described above as well as the limited mobility in the region during the three months ended June 30, 2003 caused by the SARS virus and reduced sales in Malaysia, which resulted from the expiry of a frame contract for optical networking equipment during the six months ended September 30, 2003, which has since been renewed. Market conditions also remain difficult for BBRS in APAC, primarily with the large installed service provider and enterprise customer base, which has had minimal deployment or upgrade activity of BBRS equipment in the six months ended September 30, 2003.

Book to Bill Ratio

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002

Total Network Equipment	1.14	0.98	1.08	0.95
Total Network Services	1.36	0.49	1.11	0.69

Group	1.22	0.78	1.09	0.86

      Book-to-bill is the ratio of order intake divided by the level of sales in any given period. We use this as a key indicator of future short-term sales performance in the Network Equipment business and we strive to increase and maintain this ratio above 1.00 over any 12-month period. Book-to-bill in Network Equipment increased to 1.14 from 0.98 in the three months ended September 30, 2003 and 2002 respectively.

      This ratio is less meaningful in Network Services given the long-term contract nature of this business where the full value of a service contract, which can typically be tens of millions of £sterling is booked as an order at the point of firm contract signature and then recognised as sales over the life of the contract, which can be typically over a period of 2 to 5 years. Two major new long-term service contracts booked in the three months ended September 30, 2003, in the Middle East and Germany, were the main drivers of a book-to-bill ratio of 1.36 in Network Services compared to 0.49 in the three months ended September 30, 2002.

Gross Margin

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

      Gross profit of £101 million or 26.0% of revenues in the three months ended September 30, 2003 represented a marked increase of £33 million or 11.9 percentage points as compared to the £68 million or 14.1% of revenues recorded in the three months ended September 30, 2002. This improvement of £33 million resulted mainly from the restructuring of our supply chain and our outsourcing agreement with Jabil and from cost reductions in both Network Equipment (£22 million) and Network Services (£1 million).

      In Network Equipment, where gross margin increased from 13.4% of revenues in the three months ended September 30, 2002 to 25.9% of revenues in the three months ended September 30, 2003, the improvement was largely driven by:

•	favorable product mix including higher-margin BBRS sales and wireless services in the U.S.;

•	the impact of inventory write-offs totaling £25 million recorded during the three months ended September 30, 2002, which reduced gross margin by approximately 5.2 percentage points in that three month period, which was not repeated in the three months ended September 30, 2003; and

•	the achievement of cost savings in our supply chain and manufacturing operations in Europe and North America through the rationalization and procurement initiatives described above, which more than offset the increased depreciation, price reductions under existing frame contracts and the £33 million reduction in sales volumes.

      In Network Services, where gross margins increased from 17.7% of revenues in the three months ended September 30, 2002 to 26.1% of revenues in the three months ended September 30, 2003, significant cost savings were achieved largely through reductions in headcount and other overhead costs. These savings were partially offset by the impact of the £60 million reduction in revenues between periods and the improved profitability on long-term contracts in the U.K. following our usual contract risk reviews.

Six months ended September 30, 2003 as compared to the six months ended September 30, 2002

      Gross profit of £187 million or 24.7% of revenues in the six months ended September 30, 2003, increased £36 million or 9.8 percentage points as compared to £151 million or 14.9% of revenues in the six months ended September 30, 2002. Cost reductions in both Network Equipment and Network Services, were more than sufficient to offset the lower sales volumes of £236 million, increased depreciation and the continued pricing pressure described above. In Network Equipment, gross margin increased from 13.3% of revenues in the six months ended September 30, 2002 to 25.9% of revenues in the six months ended September 30, 2003, as a result of the impact of inventory write-offs totaling £25 million recorded during the three months ended September 30, 2002 and due to cost savings achieved through rationalization and procurement initiatives in our European and North American supply chain and manufacturing operations. In Network Services, where gross margin increased from 18.1% of revenues in the six months ended September 30, 2002 to 26.1% of revenues in the six months ended September 30, 2003, the reduction in cost of sales was largely achieved through headcount reductions as we continued to target increasing efficiencies in our field forces and as a result of the provision adjustments described above.

Operating Expenses

      Operating cost reduction has remained a key focus of our strategy during the three and six months ended September 30, 2003 as we continue to make progress towards reducing our annualized operating cost run-rate. By September 30, 2003, the run-rate for the total Network Equipment and Network Services segments had been reduced as compared to the run-rate at March 31, 2003.

Selling, general and administrative expenses

      Selling, general and administrative expenses of £76 million or 19.5% of revenue in the three months ended September 30, 2003, decreased £9 million or 10.6% as compared to £85 million or 17.6% of revenue in the three months ended September 30, 2002, while Selling, general and administrative expenses of £147 million or 19.4% of revenue in the six months ended September 30, 2003, decreased £59 million or 28.6% as compared to £206 million or 20.3% of revenue in the six months ended September 30, 2002. We have achieved significant savings through a program of focused headcount reductions, organizational consolidation and rationalization, site rationalization (including closure of sales offices worldwide and relocation of our U.K. head office) and reduced spend on professional fees incurred in the normal course of business.

Research and Development

      R&D expenditures of £52 million or 13.4% of revenues in the three months ended September 30, 2003, decreased £24 million or 31.6% as compared to £76 million the three months ended September 30, 2002, while R&D expenditures of £105 million or 13.9% of revenue in the six months ended September 30, 2003, decreased £63 million or 37.5% as compared to £168 million or 16.6% of revenue in the six months ended September 30, 2002. We achieved cost savings mainly through headcount reductions and initiatives to significantly rationalize, consolidate and close research and development centers around the world. Other factors contributing to the overall reduction in R&D expenditure included lower levels of spend on third party sub contractors and materials and a reduced level of depreciation due to lower levels of capital expenditure and write down of development and test models.

      We have continued to focus the majority of our R&D investment in three main product areas: Optical Networks, Access Networks and BBRS and in aggregate, spend in these three areas accounted for approximately three quarters of our R&D expenditures during the three and six months ended September 30, 2003.

      Optical Networks (“ON”) accounted for approximately 38% of R&D spend in the three months ended September 30, 2003 as compared to approximately 37% in the three months ended September 30, 2002. The percentages for the three and six months ended September 30, 2003 are similar. Major recent programs include the development and launch of our high capacity optical core switch platform (MSH2K). We continue to invest in next generation SDH including the introduction of our successful MSH64c product and the new SMA 16-64 product range, which we launched in November, 2003. Our investment in DWDM is focused on modularizing and simplifying our existing platforms for core and metro applications. We also launched further upgrades to our network management software. Since September 30, 2002, we have withdrawn from the US Optical Networks market and ceased investment in our former SONET product range.

      Access Networks accounted for approximately 21% of R&D spend in the three months ended September 30, 2003 compared with approximately 17% in three months ended September 30, 2002. The percentages for the three and six months ended September 30, 2003 are similar. R&D investment in this business is focused on our Access Hub, Softswitch and continued enhancements to our fixed wireless access product ranges.

      BBRS accounted for approximately 19% of R&D spend in the three months ended September 30, 2003 as compared with approximately 20% in the three months ended September 30, 2002. The percentages for the three and six months ended September 30, 2003 are similar. We have achieved significant cost savings through realignment of core programs to meet specific customer demand. Almost half of the spend in the six months ended September 30, 2003 related to further enhancements to our latest multi-service core switch router, the BXR. Other programs focused on adding Gigabit Ethernet and channelized interfaces to the smaller switch line, the release of Virtual Presence (Vipr), and maintenance activities throughout the product portfolio. We are seeking to leverage our own R&D spend in this field by establishing partnerships in order to complement our own technology initiatives. As previously announced, in May 2003, we launched our BXR-5000, 80 Gbps multi-service switch router following the creation of one such technology partnership with IP-routing specialist firm, Laurel Networks where we have seen initial success in the US Federal Government sector.

Amortization of intangibles

      Intangible asset amortization expense of £12 million or 3.1% of revenues and £23 million or 3.0% of revenues in the three and six months ended September 30, 2003, respectively, were flat as compared with intangible assets amortization expense of £11 million or 2.3% of revenues and £22 million or 2.2% in the three and six months ended September 30, 2002, respectively.

Business restructuring charges

      Business restructuring charges of £67 million or 8.9% of revenues in the six months ended September 30, 2003, decreased £62 million or 48.1% as compared to £129 million or 12.7% of revenues in the six months ended September 30, 2002. Of the £67 million amount recorded in the six months ended September 30, 2003, £19 million related to employee severance, £6 million to site rationalization and £42 million to advisor fees incurred and accrued to complete our Financial Restructuring. Of the £129 million amount recorded in the six months ended September 30, 2002, £67 million related to employee severance, £29 million to site rationalization, £1 million to contractual commitments and other restructuring and £32 million to advisor fees incurred and accrued to complete our Financial Restructuring.

      The following table summarizes the activity relative to business restructuring charges reflected as charges to operating expenses in the six months ended September 30, 2003 and 2002 and the balances remaining in accrued expenses and other liabilities at September 30, 2003 and 2002, respectively:

	Balance at				Balance at
	March 31		Cash	Non cash	September 30,
	2003	Charged	payments	movements	2003
(in millions)	£	£	£	£	£

Business restructuring costs:
Employee severance	10	19	(22)	—	7
Site rationalization	36	6	(8)	—	34
Contractual commitments and other restructuring	3	—	—	—	3
Advisor fees	1	42	(33)	(2)	8

Total	50	67	(63)	(2)	52

•	Employee severance

      As a consequence of our objective to further reduce our annual operating cost base, we recorded a charge of £19 million and £67 million associated with redundancy payments for approximately 700 and 4,000 employees, respectively, during the six months ended September 30, 2003 and 2002, respectively. We made cash payments of £33 million and £97 million in the six months ended September 30, 2003 and 2002, respectively. We expect to make cash payments in fiscal 2004 with respect to the majority of the unused charged amount remaining at September 30, 2003, which relates to approximately 260 employees.

•	Site rationalization

      We recorded charges of £6 million and £29 million in the six months ended September 30, 2003 and 2002, respectively, relative to site rationalization. These charges represent additional costs associated with closing and consolidating various sites around the world as part of our business reorganization. We made cash payments of £8 million and £15 million in the six months ended September 30, 2003 and 2002, respectively.

•	Contractual commitments and other restructuring

      During the six months ended September 30, 2002, we recorded a charge of £1 million and made cash payments of £13 million in respect of other costs associated with our business reorganization program. During the six months ended September 30, 2003, no activity was recorded.

•	Advisor fees

      The charge of £42 million that we recorded in six months ended September 30, 2003 relative to advisor fees represents charges from our external advisors with respect to our Financial Restructuring. Of the £42 million charge, £13 million relates to costs, which were prepaid at March 31, 2003. We made cash payments totaling £33 million during the six months ended September 30, 2003 and a balance of £8 million remains at September 30, 2003. We expect to make a further £3 million of cash payments in fiscal 2004 with respect to the balance of the unused charged amount remaining at September 30, 2003. We recorded charges of £32 million and made payments of £30 million in the six months ended September 30, 2002.

•	Systems implementation

      During fiscal 2002, we had planned to implement a new global information technology system. In light of our revised trading outlook and our continued focus on cost reduction, we terminated the implementation in fiscal 2002. There is no remaining obligation at September 30, 2003.

Gain/loss on sale of long-lived assets

      During the three and six months ended September 30, 2002, we recorded gains of £1 million and £14 million respectively on the sale of long-lived assets.

Impairment of long-lived assets

      We recorded £nil in the three and six months ended September 30, 2003 and £21 million and £52 million in the three and six months ended September 30, 2002 for the impairment of long-lived assets. The charges resulted from our ongoing processes assessing the carrying value of our tangible property, plant and equipment.

Other income/expense

      During the three and six months ended September 30, 2003, we recorded income of £1 million and £47 million, respectively and in the three and six months ended September 30, 2002, we recorded charges of £7 million and £7 million, respectively in other income/ expense related primarily to foreign currency transaction adjustments.

Gain on equity forward contract

      On May 19, 2003, we paid £35 million in cash to the ESOP derivative banks to settle our liability to them and recognized a gain of £123 million on the release of this liability.

Gain on extinguishment of liabilities

      During the six months ended September 30, 2003, we recorded a gain of £2,695 million on the extinguishment of liabilities related to our Financial Restructuring as compared with £nil in the six months ended September 30, 2002. This gain represents the excess of approximately £4.8 billion of creditors claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued to those creditors. The total gain was allocated to the statement of operations to the extent that it related to the extinguishment of third party liabilities.

Provision for related party receivable

      We recorded a provision of £186 million or 18.3% of revenues in the six months ended September 30, 2002 related to amounts due to us from Marconi plc (now known as M (2003) plc), which we did not consider to be recoverable due to the terms of our Financial Restructuring.

Gain/(loss) on sale of investments

      The gain of £14 million in the three and six months ended September 30, 2003 related primarily to gains arising on the sale of our investments in Bookham (approximately £8 million) and Gamma (approximately £4 million).

Impairment of investments

      We recorded £nil in the three and six months ended September 2003 as compared with a charge of £10 million or 2.1% of revenues and £40 million or 3.9% of revenues in the three and six months ended September 2002, respectively. This charge of £10 million in the three months ended September 30, 2002 related to the impairment of our investments in several companies, none individually significant and a £4 million charge related to an “other-than-temporary” decline in the value of our equity securities, primarily Bookham. The charge of £40 million in the six months ended September 30, 2002 was primarily related to investments in Arraycom (£18 million), Highspeed Office (£4 million) and ARH (£3 million) and a £8 million charge related to an “other-than-temporary” decline in the value of our equity securities, primarily Bookham.

Interest income

      Interest income of £4 million or 1% of revenues in the three months ended September 30, 2003, decreased £8 million or 66.7% as compared to £12 million or 2.5% of revenues in the three months ended September 30, 2002, while interest income of £9 million or 1.2% of revenues in the six months ended September 30, 2003, decreased £24 million or 72.7% as compared to £33 million or 3.3% of revenues in the six months ended September 30, 2002. The income recognized for all periods relates primarily to interest received on deposits and insurance.

Interest expense

      Interest expense of £36 million or 9.3% of revenues in the three months ended September 30, 2003, decreased £36 million or 50.0% as compared to £72 million or 14.9% of revenues in the three months ended September 30, 2002, while interest expense of £46 million or 6.1% of revenues in the six months ended September 30, 2003, decreased £98 million or 68.1% as compared to £144 million or 14.2% of revenues in the six months ended September 30, 2002. The charges in the three and six months ended September 30, 2003 of £36 million and £46 million, respectively includes interest charges related to our Junior and Senior Notes and a charge related to the 10% premium redemption on the partial repayment of our Junior Notes (£10 million). The interest charges of £72 million and £144 million in the three and six months ended September 30, 2002 related primarily to interest expense on our bonds and syndicated debt outstanding at that time.

Income tax provision/ benefit

      In the three and six months ended September 30, 2003, our effective income tax rate was -10.9% compared to the U.K. statutory rate of 30%. This difference was primarily due to tax charges for those territories incurring tax payments and a full valuation allowance against deferred tax assets. A £20 million tax provision was reversed in the six months ended September 30, 2003 in respect of prior years following the Marconi Corporation plc Scheme of Arrangement.

      In comparison, the effective income tax rate in the three and six months ended September 30, 2002 was 1.9% compared to the U.K. statutory rate of 30%. This difference was primarily due to net non-deductible expenses and a full valuation allowance against deferred tax assets during the full fiscal year ended March 31, 2003.

Gain on sale of affiliates, net

      During the three and six months ended September 30, 2003, we recorded a gain of £94 million on the sale of fixed assets and investments as compared with £nil in the three and six months ended September 30, 2002. The gain of £94 million relates to the sale of our investment in Easynet.

Equity in net loss of affiliates

      We recognized a loss on equity in net loss of affiliates of £2 million or 0.5% of revenues in the three months ended September 30, 2003 as compared with a loss of £32 million or 6.7% of revenues in the three months ended September 30, 2002. The loss in the three and six months ended September 30, 2002 relates primarily to our share of the losses in Easynet. We did not record our share of the losses in Easynet, in the three and six months ended September 30, 2003 up to the date of disposal as the carrying value of our investment in Easynet was £nil at March 31, 2003.

Gain on sale of discontinued operations, net

      During the three months ended September 30, 2003 we received further consideration and recorded gains on the sale of the discontinued operations of Tetra (approximately £3 million) and UMTS (approximately £9 million). In the six months ended September 30, 2003, Finmeccanica SpA, agreed to release approximately €12 million (approximately £9 million), which had been retained against the purchase price and held in an escrow account following its purchase of our Strategic Communications subsidiary in August 2002. As a result, we recorded total gains of £21 million on the sale of discontinued operations in the six months ended September 30, 2003.

Loss from discontinued operations

      The loss from discontinued operations of £nil in the three months ended September 30, 2003, decreased £23 million as compared with a loss of £23 million or 4.8% of revenues in the three months ended September 30, 2002, while the loss from discontinued operations of £4 million in the six months ended September 30, 2003, decreased £39 million as compared to £43 million or 4.2% of revenues in the six months ended September 30, 2002. The losses in all periods relate to our Mobile operations sold to Finmecannica.

Results of operations — Segmental

      The requirements of U.S. GAAP applied to our group have resulted in us preparing our discussion and analysis of segment results using information prepared in accordance with U.K. GAAP. The U.S. Financial Accounting Standards Board standard — Statement of Financial Accounting Standards No. 131 — “Disclosure about Segments of an Enterprise and Related Information” (FAS 131) requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures. Therefore, we have presented our discussion and analysis of segment revenues and operating (loss)/profit below based upon information prepared in accordance with U.K. GAAP. As described above under the heading “Basis of Presentation”, commencing with this quarter ended September 30, 2003, we have adopted a new reporting structure that segments our business along geographical lines being the U.S. businesses and Europe and rest of world businesses. We report this together with intercompany eliminations along a legal entity basis called NARF and Non NARF, respectively. As required by FAS 131, we have reflected segment information on both the new (NARF and Non NARF) and old basis (Network Equipment, Network Services and Other), as it is impracticable for us to restate prior period information for NARF and Non NARF, with the exception of revenue information. We have discussed and analyzed segmental revenues on both the new and old basis and operating (loss)/profit on the old basis.

      A reconciliation of revenue and segment operating (loss)/profit as reported under U.K. GAAP to the amounts presented in accordance with U.S. GAAP is set out in note 10 of our condensed consolidated financial statements contained elsewhere herein.

Segmental revenues (U.K. GAAP) — new segment basis

      The following table presents our revenues by product area in accordance with U.K. GAAP.

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002
(in millions)	£	£	£	£

Optical Networks	80	108	165	242
Access Networks	48	69	92	128
Other Network Equipment	16	15	28	29

Europe/RoW Network Equipment	144	192	285	399

Installation, Commissioning & Maintenance (IC&M)	47	51	90	100
Value-Added Services (VAS)	61	105	125	203

Europe/RoW Network Services	108	156	215	303

Total Europe/RoW businesses	252	348	500	702

BBRS Equipment	38	35	66	73
OPP Equipment	39	34	74	80
NAA Equipment	30	23	55	48

US Network Equipment	107	92	195	201

BBRS Services	15	24	30	43
OPP Services	15	18	31	46

US Network Services	30	42	61	89
Total — US businesses (1)	137	134	256	290
Total Network Equipment and Network Services	389	482	756	992
Other	—	4	—	27

Total Continuing operations	389	486	756	1,019
Discontinued operations	—	28	—	87

Group	389	514	756	1,106

NARF	139		260
Non NARF	250		496

Group	389		756

(1)	NARF sales for the three months ended September 30, 2003 were £139 million and include sales of NARF products of £137 million and sales of Non NARF products invoiced through NARF legal entities of £2 million.

NARF sales for the six months ended September 30, 2003 were £260 million and include sales of NARF products of £256 million and sales of Non NARF products invoiced through NARF legal entities of £4 million.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Europe/RoW Businesses

      Our businesses in Europe/RoW generated revenues of £252 million, a decrease of £96 million or 28% as compared to £348 million in the three months ended September 30, 2002 with the most significant declines occurring in European/RoW Network Equipment and Value-Added Services. This decrease was spread evenly between Network Equipment, which represented 57% of Europe/RoW revenues in the three months ended September 30, 2003 as compared with 55% of Europe/RoW revenues in the three months ended

September 30, 2002 and Network Services, which represented 43% of Europe/RoW revenues in the three months ended September 30, 2003 as compared with 45% of Europe/RoW revenues in the three months ended September 30, 2002.

          Optical Networks

      Optical Networks (“ON”) revenues of £80 million in the three months ended September 30, 2003, decreased £28 million or 26% as compared to £108 million in the three months ended September 30, 2002. There has been a significant reduction in capital expenditure on optical networking equipment in the three months ended September 30, 2002 as operators have increasingly focused their capital spend away from this area of their networks and onto broadband access deployments, with the reduced spend in optical focused on activities to maintain existing infrastructure rather than on new network build projects. We expect this trend to continue in the medium-term.

      From a geographic perspective, the decline in revenues occurred primarily in EMEA as well as in APAC while revenues in CALA remained relatively stable albeit at a low level. In EMEA, which accounted for approximately 75% of Optical Network revenues in the three months ended September 30, 2003, the reduced level of sales to BT discussed above were partially offset by increased revenues to Vodafone in Italy. The reduced level of sales to BT impacted sales of our SDH equipment, in particular, which in total accounted for over 80% of Optical Network revenues in the three months ended September 30, 2003. We also experienced a modest drop in sales of DWDM equipment as a result of decreased demand for this technology across the industry.

          Access Networks

      Access Networks revenues of £48 million, decreased £21 million or 30% in the three months ended September 30, 2003 as compared with £69 million in the three months ended September 30, 2002. Increased sales of our Access Hub were more than offset by declines across all other product lines. Fixed Wireless Access products accounted for approximately 38% of Access Network revenues in the three months ended September 30, 2003, an increase from 30% in the three months ended June 30, 2003 as a direct result of increased demand for these products from wireless operators in Germany. Sales of these products in the three months ended September 30, 2003 were lower than in the three months ended September 30, 2002 as a result of a decline in other sales in other Central European markets.

      Sales of our Access Hub represented approximately 20% of Access Network revenues in the three months ended September 30, 2003, twice the level of sales in the three months ended September 30, 2002. This was a result of increased sales to customers, Telecom Italia and Wind in Italy. Voice Systems and other legacy narrowband access products accounted for 25% and 17% of Access Network revenues, respectively, in the three months ended September 30, 2003. Sales of these product lines fell as a result of an intelligent network software upgrade carried out in the UK in the three months ended September 30, 2002 as well as generally weaker market demand for narrowband products among our major customers.

      During the three months ended September 30, 2003, EMEA, CALA and APAC accounted for 94%, 4% and 2% of Access Network revenues, respectively.

          Other Network Equipment

      Other Network Equipment mainly comprised sales of our Interactive Systems, payphones and internet terminals. Other Network Equipment revenues of £16 million, increased £1 million or 7% as compared with £15 million in the three months ended September 30, 2002 and resulted mainly from shipments of multi-media terminals to Telefonica (Spain) and payphones to customers in APAC.

          Installation, Commissioning and Maintenance (IC&M)

      IC&M activities mainly comprise the initial installation, commissioning and longer-term support services element of sales of our Optical Networks and Access Networks equipment.

      IC&M revenues of £47 million in the three months ended September 30, 2003, decreased £4 million or 8% as compared to £51 million in the three months ended September 30, 2002. This was due to the reduction in volumes of Network Equipment deliveries, partially offset by a stable level of revenues under ongoing support contracts.

      During the three months ended September 30, 2003, EMEA accounted for 96% of IC&M sales, with the balance mainly in APAC.

          Value Added Services (VAS)

      VAS comprises three main activities:

•	the provision of integrated network solutions and services to non-telecom customers, mainly in the UK and Germany (Integrated Systems),

•	long-term service contracts in the Middle East and,

•	wireless software and services.

      VAS revenues of £61 million in the three months ended September 30, 2003, decreased £44 million or 42% as compared to £105 million in the three months ended September 30, 2002.

      There were three main factors behind this substantial decline in sales:

•	the completion in the year ended March 31, 2003 of a key phase of a long-term service contract in Saudi Arabia and a general slowdown in customer spending across the Middle East following the recent conflict in the region;

•	a reduction in the level of wireless software and services revenues due to continued weak market conditions, particularly in the US; and

•	the disposal of our SMS subsidiary completed in December 2002, which generated revenues of £10 million in the three months ended September 30, 2002.

      During the three months ended September 30, 2003, EMEA, North America and CALA accounted for 90%, 8% and 2% of VAS revenues, respectively.

US Businesses

      Our US businesses generated revenues of £137 million in the three months ended September 30, 2003, an increase of £3 million or 2% from £134 million in the three months ended September 30, 2002.

      Network Equipment revenues of £107 million in the three months ended September 30, 2003, which increased £15 million or 16% as compared with £92 million in the three months ended September 30, 2002, represented 78% of the total US business revenues in the three months ended September 30, 2003 as compared with 69% in the three months ended September 30, 2002. The increase in Network Equipment revenues was partially offset by a decrease of 29% in Network Services revenues of, which represented 22% of US business revenues in the three months ended September 30, 2003 as compared with 31% in the three months ended September 30, 2002.

BBRS Equipment

      BBRS equipment revenues of £38 million in the three months ended September 30, 2003, increased £3 million or 9% as compared to £35 million in the three months ended September 30, 2002. The increase in equipment sales was mainly due to a significantly higher level of sales to BBRS’ largest customer, the US Federal Government, which was partially offset by reduced sales to North American enterprise customers, which was in line with our strategy to focus technical and commercial resources on the service provider and government sectors. Also, partially offsetting the increase in BBRS equipment sales were reduced sales in APAC, in particular Japan, where market conditions remain difficult.

      In the three months ended September 30, 2003 North America, EMEA and APAC accounted for 87%, 11% and 2% of total BBRS equipment revenues, respectively.

OPP Equipment

      OPP equipment revenues of £39 million in the three months ended September 30, 2003, increased £5 million or 15% as compared with £34 million in the three months ended September 30, 2002. We have been successful in securing a number of new wins for outside plant and power systems, primarily resulting from increased demand by North American wireless operators and these have led to the increase in equipment sales in the three months ended September 30, 2003.

      In the three months ended September 30, 2003, North America and CALA accounted for 92% and 8% of OPP revenues, respectively.

      We are currently managing our OPP business for value and ultimately for disposal. We expect to use the net cash proceeds from this disposal to pay down our Notes.

NAA Equipment

      NAA equipment revenues of £30 million in the three months ended September 30, 2003, increased £7 million or 30% as compared to £23 million in the three months ended September 30, 2002. This £7 million increase was primarily a result of the acceleration of ADSL roll-outs and upgrade programs (particularly at BellSouth). All of NAA sales are generated in the North American market.

      We are currently managing our NAA business for value and ultimately for disposal. We expect to use the net cash proceeds from its disposal to pay down our Notes.

US Network Services

BBRS Services

      BBRS services revenues of £15 million in the three months ended September 30, 2003, decreased £9 million or 38% as compared to £24 million in the three months ended September 30, 2002. The lower level of BBRS service revenues in the three months ended September 30, 2003 was mainly due to a combination of declining support revenues from enterprise customers and the completion of a significant commercial airport project in the year ended March 31, 2003.

OPP Services

      OPP services revenues of £15 million in the three months ended September 30, 2003, decreased £3 million or 17% as compared with £18 million in the three months ended September 30, 2002. The decrease in OPP services revenues mainly resulted from reduced spending on central office services by US regional customers.

      In the three months ended September 30, 2003, North America and CALA accounted for 92% and 8% of OPP revenues, respectively.

      We are currently managing our OPP business for value and ultimately for disposal. We expect to use the net cash proceeds from this disposal to pay down our Notes.

Six months ended September 30, 2003 compared with six months ended September 30, 2002

Europe/RoW Businesses

      Our businesses in Europe/RoW generated revenues of £500 million, a decrease of £202 million or 28% as compared to £702 million in the three months ended September 30, 2002 with decreases across all major product areas in the six months ended September 30, 2003 as compared with the six months ended September 30, 2002. The most marked declines occurred in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was spread evenly between Network Equipment, which represented 57% of Europe/RoW revenues in the six months ended September 30, 2003 as compared with 55% of Europe/RoW revenues in the six months ended September 30, 2002 and Network Services, which represented 43% of revenues in the six months ended September 30, 2003 as compared with 45% in the six months ended September 30, 2002.

Europe/RoW Network Equipment

Optical Networks

      Optical Network revenues of £165 million in the six months ended September 30, 2003, decreased £77 million or 32% from £242 million in the six months ended September 30, 2002. This decrease was due to the decline in demand for optical equipment described above as well as the shift in our customers’ investment from optical transmission networks towards broadband access roll-outs. Also, in the six months ended September 30, 2002, we completed a number of new ON build projects, mainly for Wind and Vodafone in Italy, which have not been repeated in the six months ended September 30, 2003.

Access Networks

      Access Network revenues of £92 million in the six months ended September 30, 2003, decreased £36 million or 28% as compared with £128 million in the six months ended September 30, 2002. In the three months ended June 30, 2003, we experienced a sharp decline in sales of access products in the German market, which improved with increased demand for fixed wireless access products from wireless operators in the three months ended September 30, 2003.

Other Network Equipment

      Other Network Equipment revenues of £28 million in the six months ended September 30, 2003, decreased £1 million or 3% as compared with £29 million in the six months ended September 30, 2002. This decrease was mainly due to the disposal of our South African legacy operations, which more than offset increased sales of payphones in the six months ended September 30, 2003.

Europe/RoW Network Services

      Network Services revenues in Europe/RoW of £215 million in the six months ended September 30, 2003, declined £88 million or 29% as compared with £303 million in the six months ended September 30, 2002. Most of the decline occurred in VAS where revenues of £125 million, decreased £78 million or 38.4% as compared with £203 million in the six months ended September 30, 2002. The decrease in VAS revenues resulted primarily from significantly lower sales in the Middle East, a lower level of sales of wireless software and services, particularly in the US, and the disposal of our SMS subsidiary. All of these trends are described in more detail above. The £10 million decrease in IC&M revenues resulted from the lower level of revenues in our Optical Networks and Access Networks activities.

US businesses

US Network Equipment

          BBRS Equipment

      BBRS equipment revenues of £66 million in the six months ended September 30, 2003, decreased £7 million or 10% as compared with £73 million in the six months ended September 30, 2002. The majority of the decline occurred in the three months ended June 30, 2003 as compared with the three months ended June 30, 2002 resulting mainly from reduced revenues through indirect channels in APAC and EMEA. In North America, a lower level of revenues to enterprise customers, as described above, was more than offset by an increase in revenues to the US Federal Government in the six months ended September 30, 2003.

          OPP Equipment

      OPP equipment revenues of £74 million in the six months ended September 30, 2003, decreased £6 million or 8% as compared with £80 million in the six months ended September 30, 2002. Modest growth in the three months ended September 30, 2003 as compared with the three months ended September 30, 2002 was driven by increased sales of OPP equipment to North American wireless operators, but were not sufficient to offset declines in both OPP equipment and services in the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, which were largely due to the significant reductions in capital expenditure by telecom network operators in the US and Mexico.

          NAA Equipment

      NAA equipment revenues of £55 million in the six months ended September 30, 2003, increased £7 million or 15% as compared with £48 million in the six months ended September 30, 2002. While revenues were flat in the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, growth in the three months ended September 2003 as compared with the three months ended September 30, 2002 was mainly driven by BellSouth’s accelerated ADSL roll-out program.

US Network Services

          BBRS Services

      BBRS services revenues of £30 million in the six months ended September 30, 2003, decreased £13 million or 30% as compared to £43 million in the six months ended September 30, 2002. The lower level of BBRS service revenues in the six months ended September 30, 2003 was mainly due to a combination of declining support revenues from enterprise customers and the completion of a significant commercial airport project in the year ended March 31, 2003.

          OPP Services

      OPP services revenues of £31 million in the six months ended September 30, 2003, decreased £15 million or 33% as compared with £46 million in the six months ended September 30, 2002. The decrease in OPP services revenues mainly resulted from reduced spending on central office services by US regional customers.

Segmental operating (loss)/profit — new segment basis

      The table below presents a summary of U.K. GAAP segmental operating (loss)/profit (defined as operating (loss)/profit before central costs, goodwill and intangible amortization, U.K. GAAP operating exceptional items, gains and losses on business disposal and the impact of less than 50% owned affiliates) based upon our new segment structure. A reconciliation of U.K. GAAP segmental operating (loss)/profit to operating (loss)/profit on a U.S. GAAP basis together with a description of the differences between U.K. and U.S. GAAP is presented in note 10 of the notes to our condensed consolidated financial statements contained elsewhere herein.

	Three months	Six months
	ended	ended
U.K. GAAP	September 30,	September 30,
(in millions)	2003	2003
	£	£

NARF	18	27
Non NARF	(25)	(66)

Segmental operating loss	(7)	(39)

      Our Group operating loss of £39 million in the six months ended September 30, 2003 comprised an operating loss of £66 million in Non NARF businesses, which was partially offset by an operating profit of £27 million in NARF businesses.

      Our two segments NARF and Non-NARF have very different operating profiles. The main differences can be characterised as follows:

•      Gross margin: NARF benefits from a higher gross margin than Non NARF. This is driven by our BBRS business, which has a higher gross margin than our Group average. This is partially offset within NARF by lower gross margins in OPP and NAA, the two businesses which we are managing for value. In the six months ended September 30, 2003, NARF recorded gross profit of £94 million on revenues of £260 million, leading to a gross margin of 36.2%. This compared to a gross profit of £97 million in Non NARF on revenues of £496 million, leading to a gross margin of 19.6%.

The operational restructuring of our supply chain and manufacturing cost base has been achieved more rapidly in North America than in Europe. As described in Overview on page 41 above, we expect the benefits of initiatives currently under way in Europe to contribute to an improvement in gross margin in future quarters.

•      R&D investment: In aggregate, our NARF businesses spend a lower percentage of revenues on R&D than our Non NARF businesses. For the six months ended September 30, 2003, NARF invested £30 million in R&D which accounted for 28.6% of our total spend and represented 11.5% of NARF revenues. This compared to £75 million invested within our Non NARF businesses, accounting for 71.4% of our total spend and representing 15.1% of Non NARF revenues. R&D in our NARF businesses is mainly focused on BBRS (60.7% of total NARF R&D spend and 27.4% of BBRS equipment revenues in the six months ended September 30, 2003). We have realized significant savings in R&D in our BBRS business in the six months ended September 30, 2003 mainly as a result of headcount reductions in order to align our costs to the current level of revenues in the business. Due to the nature of the business, OPP is a relatively low consumer of R&D spend (20% of total NARF R&D spend and 8.1% of OPP equipment revenues in the six months ended September 30, 2003) We have significantly reduced R&D spend in NAA as we manage this business for value (20.0% of total NARF R&D spend and 10.9% of NAA equipment revenues in the six months ended September 30, 2003). Total R&D spend of £58 million or 11.7% of sales in Non NARF covers investment in Optical Networks, our largest product area and also Access Networks where we are in the early stages of the sales cycle for key new next generation products such as our Access Hub Softswitch and therefore have a lower revenue base over which to spread these R&D costs.

•      Selling, general and administrative expenses: our NARF businesses tend to incur a lower level of selling, general and administrative costs both in absolute terms and as a percentage of revenues than our Non NARF businesses. This is partly because they benefit from a higher customer concentration (58% in the first six months ended September 30, 2003) than our businesses in the rest of the world (48% in the first six months ended September 30, 2003).

      In addition to the factors listed above, it should be noted that we have been able to complete the operational restructuring of our NARF businesses in a significantly shorter period of time than within our Non NARF businesses and this has been a major driver in returning our NARF businesses to operating profitability. As described in the Overview on page 42 above, further planned headcount reductions in Europe have been announced and are now well under way and we expect that these will make a significant contribution to cost savings in Non NARF during the second half of fiscal 2004. At the same time, in CALA and APAC, we continue to rationalize our number of operating locations by consolidating our employees onto the larger sites in the region and closing remote offices. These actions are also expected to contribute to cost savings in the second half of fiscal 2004.

Segmental revenues (U.K. GAAP) — old segment basis

      The following table presents our revenues by product area in accordance with U.K. GAAP based upon our old segment structure:

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002
(in millions)	£	£	£	£

Network Equipment:
Optical Networks	80	108	165	242
BBRS	38	35	66	73
European Access	48	69	92	128
North American Access	30	23	55	48
Outside Plant & Power	39	34	74	80
Other Network Equipment	16	15	28	29

Total	251	284	480	600

Network Services:
IC&M	62	69	121	146
VAS	76	129	155	246

Total	138	198	276	392

Total Network Equipment and Network Services revenues	389	482	756	992
Other	—	4	—	27
Discontinued	—	28	—	87

Total U.K. GAAP revenues	389	514	756	1,106

Three months ended September 30, 2003 compared with three months ended September 30, 2002.

Network Equipment

      Network Equipment revenues of £251 million or 65% of total Network revenues in the three months ended September 30, 2003, decreased £33 million or 12% as compared to £284 million or 59% of total Network revenues in the three months ended September 30, 2002.

Optical Networks

      Optical Networks revenues of £80 million in the three months ended September 30, 2003, decreased £28 million or 26% as compared to £108 million in the three months ended September 30, 2002. There has been a significant reduction in capital expenditure on optical networking equipment in the three months ended September 30, 2002 as operators have increasingly focused their capital spend away from this area of their networks and onto broadband access deployments, with the reduced spend in optical focused on activities to maintain existing infrastructure rather than on new network build projects. We expect this trend to continue in the medium-term.

      From a geographic perspective, the decline in revenues occurred primarily in EMEA as well as in APAC while revenues in CALA remained relatively stable albeit at a low level. In EMEA, which accounted for approximately 75% of Optical Network revenues in the three months ended September 30, 2003, the reduced level of sales to BT discussed above were partially offset by increased revenues to Vodafone in Italy. The reduced level of sales to BT impacted sales of our SDH equipment, in particular, which in total accounted for over 80% of Optical Network revenues in the three months ended September 30, 2003. We also experienced a modest drop in sales of DWDM equipment as a result of decreased demand for this technology across the industry.

Broadband Routing and Switching

      BBRS equipment revenues of £38 million in the three months ended September 30, 2003, increased £3 million or 9% as compared to £35 million in the three months ended September 30, 2002. The increase in equipment sales was mainly due to a significantly higher level of sales to BBRS’ largest customer, the US Federal Government, which was partially offset by reduced sales to North American enterprise customers, which was in line with our strategy to focus technical and commercial resources on the service provider and government sectors. Also, partially offsetting the increase in BBRS equipment sales were reduced sales in APAC, in particular Japan, where market conditions remain difficult.

      In the three months ended September 30, 2003 North America, EMEA and APAC accounted for 87%, 11% and 2% of total BBRS equipment revenues, respectively.

Access Networks

      Access Networks revenues of £48 million, decreased £21 million or 30% in the three months ended September 30, 2003 as compared with £69 million in the three months ended September 30, 2002. Increased sales of our Access Hub were more than offset by declines across all other product lines. Fixed Wireless Access products accounted for approximately 38% of Access Network revenues in the three months ended September 30, 2003, an increase from 30% in the three months ended June 30, 2003 as a direct result of increased demand for these products from wireless operators in Germany. Sales of these products in the three months ended September 30, 2003 were lower than in the three months ended September 30, 2002 as a result of a decline in other sales in Central European markets.

      Sales of our Access Hub represented approximately 20% of Access Network revenues in the three months ended September 30, 2003, twice the level of sales in the three months ended September 30, 2002. This was a result of increased sales to customers, Telecom Italia and Wind in Italy. Voice Systems and other legacy narrowband access products accounted for 25% and 17% of Access Network revenues, respectively, in the three months ended September 30, 2003. Sales of these product lines fell as a result of an intelligent network software upgrade carried out in the UK in the three months ended September 30, 2002 as well as generally weaker market demand for narrowband products among our major customers.

      During the three months ended September 30, 2003, EMEA, CALA and APAC accounted for 94%, 4% and 2% of Access Network revenues, respectively.

North American Access (NAA)

      NAA revenues of £30 million in the three months ended September 30, 2003, increased £7 million or 30% as compared to £23 million in the three months ended September 30, 2002. This £7 million increase was primarily a result of the acceleration of ADSL roll-outs and upgrade programs (particularly at BellSouth). All of NAA sales are generated in the North American market.

      We are currently managing our NAA business for value and ultimately for disposal. We expect to use the net cash proceeds from its disposal to pay down our Notes.

Outside Plant and Power (OPP)

      OPP equipment revenues of £39 million in the three months ended September 30, 2003, increased £5 million or 15% as compared with £34 million in the three months ended September 30, 2002. We have been successful in securing a number of new wins for outside plant and power systems, primarily resulting from increased demand by North American wireless operators and these have led to the increase in equipment sales in the three months ended September 30, 2003.

      In the three months ended September 30, 2003, North America and CALA accounted for 92% and 8% of OPP revenues, respectively.

      We are currently managing our OPP business for value and ultimately for disposal. We expect to use the net cash proceeds from this disposal to pay down our Notes.

Other Network Equipment

      Other Network Equipment mainly comprised sales of our Interactive Systems, payphones and internet terminal. Other Network Equipment revenues of £16 million, increased £1 million or 7% as compared with £15 million in the three months ended September 30, 2002 and resulted mainly from shipments of multi-media terminals to Telefonica (Spain) and payphones to customers in APAC.

Network Services

      Network Services revenues of £138 million or 35% of total Network revenues in the three months ended September 30, 2003, decreased £60 million or 30% as compared to £198 million or 41% of total Network revenues in the three months ended September 30, 2002.

Installation, Commissioning and Maintenance (IC&M)

      IC&M revenues of £62 million in the three months ended September 30, 2003, decreased £7 million or 10% as compared to £69 million in the three months ended September 30, 2002. This was due to the reduction in volumes of Network Equipment deliveries, partially offset by a stable level of revenues under ongoing support contracts.

      During the three months ended September 30, 2003, EMEA accounted for 96% of IC&M sales, with the balance mainly in APAC.

Value Added Services (VAS)

      VAS revenues of £76 million in the three months ended September 30, 2003, decreased £53 million or 41% as compared to £129 million in the three months ended September 30, 2002.

      There were three main factors behind this substantial decline in sales:

•	the completion in the year ended March 31, 2003 of a key phase of a long-term service contract in Saudi Arabia and a general slowdown in customer spending across the Middle East following the recent conflict in the region;

•	a reduction in the level of wireless software and services revenues due to continued weak market conditions, particularly in the US; and

•	the disposal of our SMS subsidiary completed in December 2002, which generated revenues of £10 million in the three months ended September 30, 2002.

      During the three months ended September 30, 2003, EMEA, North America and CALA accounted for 90%, 8% and 2% of VAS revenues, respectively.

Six months ended September 30, 2003 compared with six months ended September 30, 2002

Network Equipment

      Network Equipment revenues of £480 million or 63% of total Network revenues, decreased £120 million or 20% as compared with the £600 million or 60% of sales from continuing operations in the six months ended September 30, 2002. Revenues were down across all major product and service areas, with the exception NAA revenues, in both our Europe/RoW and US businesses in the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. The most marked declines occurred in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

          Optical Networks

      Optical Network revenues of £165 million in the six months ended September 30, 2003, decreased £77 million or 32% from £242 million in the six months ended September 30, 2002. This decrease was due to the decline in demand for optical equipment described above as well as the shift in our customers’

investment from optical transmission networks towards broadband access roll-outs. Also, in the six months ended September 30, 2002, we completed a number of new ON build projects, mainly for Wind and Vodafone in Italy, which have not been repeated in the six months ended September 30, 2003.

          BBRS Equipment

      BBRS equipment revenues of £66 million in the six months ended September 30, 2003, decreased £7 million or 10% as compared with £73 million in the six months ended September 30, 2002. The majority of the decline occurred in the three months ended June 30, 2003 as compared with the three months ended June 30, 2002 resulting mainly from reduced revenues through indirect channels in APAC and EMEA. In North America, a lower level of revenues to enterprise customers, as described above, was more than offset by an increase in revenues to the US Federal Government in the six months ended September 30, 2003.

          Access Networks

      Access Network revenues of £92 million in the six months ended September 30, 2003, decreased £36 million or 28% as compared with £128 million in the six months ended September 30, 2002. In the three months ended June 30, 2003, we experienced a sharp decline in sales of access products in the German market, which improved with increased demand for fixed wireless access products from wireless operators in the three months ended September 30, 2003.

          North American Access (NAA)

      NAA revenues of £55 million in the six months ended September 30, 2003, increased £7 million or 15% as compared with £48 million in the six months ended September 30, 2002. While revenues were flat in the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, growth in the three months ended September 2003 as compared with the three months ended September 30, 2002 was mainly driven by BellSouth’s accelerated ADSL roll-out program.

          Outside Plant and Power (OPP)

      OPP revenues of £74 million in the six months ended September 30, 2003, decreased £6 million or 8% as compared with £80 million in the six months ended September 30, 2002. Modest growth in the three months ended September 30, 2003 as compared with the three months ended September 30, 2002 was driven by increased sales of OPP equipment to North American wireless operators, but were not sufficient to offset lower revenues in the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, which were largely due to the significant reductions in capital expenditure by telecom network operators in the US and Mexico.

          Other Network Equipment

      Other Network Equipment revenues of £28 million in the six months ended September 30, 2003, decreased £1 million or 3% as compared with £29 million in the six months ended September 30, 2002. This decrease was mainly due to the disposal of our South African legacy operations, which more than offset increased sales of payphones in the six months ended September 30, 2003.

Network Services

      Network Services revenues of £276 million or 37% of total Network revenues, decreased £116 million or 29.6% as compared to £392 million in the six months ended September 30, 2002. The decrease in VAS revenues of £91 million resulted primarily from significantly lower sales in the Middle East, a lower level of sales of wireless software and services, particularly in the US, and the disposal of our SMS subsidiary. All of these trends are described in more detail above. The £25 million decrease in IC&M revenues resulted from the lower level of revenues in our Optical Networks and Access Networks activities.

Other

      The Other segmental revenues activities consisted of UMTS and Tetra revenues, which were disposed of in July 2003 and March 2003, respectively.

Segmental operating (loss)/profit — old segment basis

      The table below presents a summary of U.K. GAAP segmental operating (loss)/profit (defined as operating (loss)/profit before central and head office costs, goodwill amortization and U.K. GAAP operating exceptional segmental items). A reconciliation of U.K. GAAP segmental operating (loss)/profit to operating (loss)/profit on a U.S. GAAP basis together with a description of the differences between U.K. and U.S. GAAP is presented in note 10 of the notes to our condensed consolidated financial statements contained elsewhere herein.

	Three months ended		Six months ended
	September 30		September 30
U.K. GAAP	2003	2002	2003	2002
(in millions)	£	£	£	£

Network Equipment	(19)	(83)	(51)	(179)
Network Services	12	7	17	5
Other	—	(12)	(5)	(24)

Segmental operating loss	(7)	(88)	(39)	(198)

      We recorded segmental operating losses of £7 million and £39 million in the three and six months ended September 30, 2003 as compared to segmental operating losses of £88 million and £198 million in the three and six months ended September 30, 2002. These improvements of £81 million or 92.0% and £159 million or 80.3% in the three and six months ended September 30, 2003 as compared with the three and six months ended September 30, 2002, respectively were achieved as a result of the cost reduction initiatives to improve gross margin and operating costs discussed earlier.

Network Equipment

      The Network Equipment segmental operating loss of £19 million in the three months ended September 30, 2003, decreased £64 million or 72.1% compared to £83 million in the three months ended September 30, 2002, while Network Equipment segmental operating loss of £53 million in the six months ended September 30, 2003, decreased £128 million or 71.5% compared to £179 million in the six months ended September 30, 2002. The improvements were driven primarily by the substantial cost reductions in our supply chain together with savings across all areas of operating expense. These savings more than offset the impact of the 11.6% and 20.0% declines in Network Equipment revenues in the three and six months ended September 30, 2003, respectively as compared with three and six months ended September 30, 2002.

Network Services

      The Network Services segment operating profit of £12 million in the three months ended September 30, 2003, increased £7 million or 71% as compared to a profit of £7 million in the three months ended September 30, 2002, while Network Services segmental operating profit of £17 million in the six months ended September 30, 2003, increased £12 million or 240% compared to £5 million in the six months ended September 30, 2002. These increases were driven mainly by improved utilization of resources in this labor-intensive activity.

Other

      The Other segmental operating losses consisted of the operating losses of UMTS and Tetra, which were disposed of in July 2003 and March 2003, respectively.

Liquidity and capital resources

Operating activities

      Net cash used in operating activities of continuing operations was £70 million in the six months ended September 30, 2003. This resulted primarily from the income from continuing operations of £2,795 million, net of the gain on extinguishment of liabilities of £2,695 million, the gain on settlement of equity forward contracts of £123 million, the gain on sale of affiliates of £94 million, partially offset by depreciation and amortization of £65 million.

      Net cash used in operating activities of continuing operations was £454 million in the six months ended September 30, 2002. This resulted primarily from the loss from continuing operations £803 million, changes in operating assets and liabilities, net of the effect of extinguishment of liabilities of £46 million and changes in current and deferred taxes of £27 million, partially offset by a provision for related party receivable of £186 million, an impairment of long-lived assets of £52 million, an impairment of investments in securities of £40 million, equity in net loss of affiliates of £59 million and depreciation and amortization of £97 million.

Investing activities

      Net cash provided by investing activities of £139 million in the six months ended September 30, 2003 was primarily due to proceeds from the sale of long-lived assets of £30 million, proceeds from the sale of investments in securities of £23 million and disposal of interests in related parties of £104 million, partially offset by purchases of property, plant and equipment of £12 million and purchases of interests in related parties of £6 million.

      Net cash provided by investing activities of £369 million in the six months ended September 30, 2002 was primarily due to cash received from disposals of interests in related parties of £375 million and proceeds from the sale of long-lived assets of £15 million, partially offset by purchases of property, plant and equipment of £20 million.

      Total Network Equipment and Network Services capital expenditures were £12 million in the six months ended September 30, 2003. We have continued to maintain capital expenditures well below the level of depreciation expense, which was £42 million in the six months ended September 30, 2003. During the six months ended September 30, 2003, capital expenditures were primarily related to the Optical Networks and BBRS businesses.

      We currently expect the level of our capital expenditures to remain below the level of depreciation expense.

Financing activities

      Net cash provided by financing activities of £314 million in the six months ended September 30, 2003 was primarily due to restricted cash transferred from restricted accounts of £754 million, partially offset by cash paid in connection with the Financial Restructuring of £330 million and term loan repayments of £106 million, which represented early repayments of our Junior Notes.

      Net cash used by financing activities of £878 million in six months ended September 30, 2002 was primarily due to restricted cash transferred to restricted accounts of £761 million and repayments on short-term borrowings of £141 million, partially offset by cash provided by related parties of £24 million.

Contractual obligations and other commercial commitments

      The following tables summarize our actual contractual obligations and commercial commitments at September 30, 2003:

	Amounts expiring in fiscal year ended March 31,						Total
	2004	2005	2006	2007	2008	Thereafter	Obligations
(in millions)	£	£	£	£	£	£	£

Contractual obligations
Long-term debt	2	5	5	4	4	636	656
Operating leases	11	19	17	16	14	60	137

Total	13	24	22	20	18	696	793

	Amounts expiring in fiscal year ended March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
(in millions)	£	£	£	£	£	£	£

Other commercial commitments
Bank bonds or surety bonds	43	41	12	40	18	14	168
Undrawn customer financing commitment	—	2	—	—	—	—	2

Total	43	43	12	40	18	14	170

Contract bonding facilities

      We had £168 million of bank bonds or surety bonds, guaranteeing our performance in respect of certain contracts, outstanding as at September 30, 2003 with both banks and insurance companies worldwide as compared with £163 million at March 31, 2003. Following the Financial Restructuring, we entered into a new committed Super-priority Performance Bonding Facility that allows us to procure a further £50 million of performance bonding, of which £6 million has been drawn at September 30, 2003. A number of our performance bond arrangements carry rights for us to call for cash collateral, either unconditionally or upon the occurrence of certain events. We estimate that as at September 30, 2003, performance bonds with a face value of approximately £43 million had varying conditional or unconditional rights to call for cash collateral. As part of our restructuring, substantially all new bonds currently have to be cash collateralized. Of the £135 million of collateral at September 30, 2003, £25 million related to collateral on bonds, which have been retired and rolled into collateralization of the new Super-priority Performance Bonding Facility, and £10 million was collateral against bonds issued in favor of companies, which have now been sold. In the latter case, we are in the process of procuring the release of this collateral.

Customer financing commitments

      At September 30, 2003, we had vendor finance commitments to customers of approximately £40 million as compared with £42 million at March 31, 2003, of which £38 million had been drawn at both September 30, 2003 and March 31, 2003. We have not issued any new customer finance commitments during the six months ended September 30, 2003 and did not require cash resources to fund these activities during the six months ended September 30, 2003.

Pensions

      During the three months ended September 30, 2003, the Trustees of the our U.K. pension plan agreed the value to be transferred to the Merloni pension plan in respect of the accrued benefits of the employees who transferred to Merloni upon completion of the sale of the group’s 50 per cent stake in General Domestic Appliances in 2001. Consistent with previous transactions, the transfer value was calculated on a share of funds basis provided for in the sale agreement and consistent with the amount assumed therein. As previously disclosed in our Form 20-F for the year ended March 31, 2003, the Trustees were not bound by the provisions in the original sale agreement and reserved the right to pay the lower statutory minimum transfer value, which could have exposed Marconi to a maximum liability of £14.7 million. This potential exposure is now remote.

      On March 26, 2003, we signed a funding agreement with the U.S. Pensions Benefit Guaranty Corporation (PBGC) for the defined benefit plans of our U.S. businesses. Under the agreement, the U.S. businesses commenced contributions from June 2003 for the normal cost of the plans at U.S.$6 million (approximately £3.8 million) per annum plus enhanced contributions of U.S.$9 million (approximately £5.7 million) per annum. Additionally, proceeds from any disposal of a U.S. business shall be used to fund plan deficits, prior to the remaining proceeds being used to pay down the Junior or Senior Notes. At September 30, 2003, the plan deficit were approximately U.S.$32.8 million (approximately £19.7 million).

IT outsourcing agreement

      We signed an information technology outsourcing agreement with Computer Sciences Corporation International Systems Management Inc. (“CSC”) in May 2003. Under the terms of the agreement, we transferred property, plant and equipment with an approximate book value of £17 million and 420 employees to CSC in exchange for cash proceeds of £26 million. In addition to the transfer of employees, we novated existing service and maintenance contracts to CSC.

      The IT service contract is for a period of 10 years with a right to terminate without cause, but subject to a number of penalties, after 2 years and contains an obligation for us to repurchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, we have not quantified this obligation at September 30, 2003.

Current liquidity position

      At September 30 2003, our cash and cash equivalents totaled £772 million as compared with £1,156 million at March 31, 2003, of which £156 million (£515 million at March 31, 2003) was denominated in sterling, £417 million (£282 million at March 31, 2003) in US dollars, £172 million (£306 million at March 31, 2003) in euro and the balance of £27 million (£53 million at March 31, 2003) in other currencies. Of the £772 million at September 30, 2003, £210 million is classified as restricted cash, and £562 million is free cash available to us. The £210 million of restricted cash is comprised of £135 million collateral against present and future bonding facilities, £41 million in an escrow account to meet any claims for collateral on existing performance bonds and guarantees, £13 million deposited against secured loans in Italy, £19 million in our captive insurance company and £2 million in the Mandatory Redemption Escrow Account. The £562 million of free cash available to us is comprised of £497 million of available Treasury deposits and £65 million of global working capital balances within our subsidiaries and cash in transit.

      Our outstanding borrowings at September 30, 2003 were £634 million (net of debt discount of approximately £39 million) consisted primarily of the U.S.$717 million (£432 million at September 30, 2003) of Senior Notes due in April 2008, and the U.S.$318 million (approximately £191 million at September 30, 2003) of Junior Notes due in October 2008 as compared with £4,416 million at March 31, 2003. The £3,782 million reduction primarily reflects the extinguishment of £4,299 million of debt, partially offset by the issuance of new Junior and Senior notes totaling U.S.$ 1,204 million (approximately £729 million at September 30, 2003), which were a result of the completion of our Financial Restructuring, net of repayments on the Junior Notes through September 30, 2003 of approximately U.S.$169 million (approximately £106 million).

      The repayments on the Junior Notes resulted from the mandatory partial redemptions of the Junior Notes completed on July 31, 2003 (US$66 million, approximately £41 million) and September 30, 2003

(US$103 million, approximately £65 million). In addition, we transferred proceeds from the sale of our stake in Bookham Technology plc from available Treasury deposits to the Mandatory Redemption Escrow Account (“MREA”) on September 30, 2003. These were used to fund a further mandatory partial redemption of the Junior Notes on October 17, 2003 (U.S.$29 million, £17 million) further reducing the principal amount of Junior Notes outstanding to US$289 million (approximately £174 million) at that date.

Financial Restructuring

      On May 19, 2003, we concluded our Financial Restructuring and the Schemes of Arrangement for the Marconi Corporation plc and Marconi plc became effective. The Marconi Corporation plc. Scheme of Arrangement cancelled specific borrowings and creditors amounting to approximately £4.8 billion in consideration for which we paid £340 million of cash, issued new debt securities of approximately £756 million and issued one billion (200 million after five for one share consolidation) new ordinary shares with a nominal value of £50 million.

      On May 19, 2003, our previously agreed settlement with the ESOP derivative banks relating to the ESOP derivative transactions became effective and we paid £35 million to the ESOP derivative banks.

      The terms of the indentures governing our new Senior and Junior Notes significantly restrict our ability to borrow additional funds. Under the terms of these indentures, no external borrowings other than in the U.S. working capital facility referred to below, are permitted other than under certain restricted circumstances. In addition, our U.S. based businesses have been ringfenced, and generally may no longer be funded by other members of the group outside of the ringfence. No external borrowing facilities are permitted for these U.S.-based businesses, other than a committed $22.5 million (approximately £14 million) working capital facility. In addition, certain forms of liquidity available to us, including disposals and release of restricted cash, are subject to terms whereby, under certain circumstances, the cash will be required to be used to redeem the Junior Notes, or, in the event that there are no Junior Notes outstanding, the Senior Notes, at a cost of 110%.

Board Appointments

      On July 24, 2003, we announced the appointment of Pavi Binning as Chief Financial Officer. He took up the role and joined the Board of Marconi Corporation plc on his departure from Diageo Plc, which was in October 2003. At the same time, Chris Holden, stepped down as Interim Chief Financial Officer and board member and took up the position of Group Financial Controller on a permanent basis. Pavi Binning was granted one million options (after one-for-five share consolidation) under the Senior Management nil cost Share Option Plan.

      On August 19, 2003, we announced the appointment of Douglas McWilliams, founder and Chief Executive of the Centre for Economics and Business Research, as a non-executive Board director. The appointment became effective after our Annual General Meeting on September 8, 2003.

Payment of interest

      In the three months ended September 30, 2003, we paid interest of £16 million on our Junior and Senior Notes and paid an additional £10 million in respect of the 10% redemption premium due as a result of the partial redemption of our Junior Notes. In addition, we have elected to make the second coupon payment due on our Junior Notes on October 31, 2003 in cash (approximately £4.3 million).

Cash requirements

      Our cash requirements in fiscal 2004 include funding operations including spending on R&D, the operational and Financial Restructuring, capital expenditures and debt service costs.

      We have funded our activities through cash generated from our operational activities, the proceeds of disposals, bank borrowings and the sale of debt securities in the debt capital markets. Following the Financial Restructuring, we are reliant on our cash balances to meet short- and medium-term cash requirements.

Employee stock option plans

      On June 24, 2003, as we previously announced, we granted 15,230,000 nil cost share options (after the one-for-five share consolidation) to our executive directors and senior managers. A further 1,000,000 nil cost share options (after the one-for-five share consolidation) were granted in the quarter ended September 30, 2003.

      On June 30, 2003, as we previously announced, we granted 5,862,000 market value share options (after the one-for-five share consolidation) to certain employees. A further 213,000 market value share options (after the one-for-five share consolidation) were granted in the three months ended September 30, 2003.

Application of critical accounting policies

      Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Our Operating and Financial Review and Prospects and note 2 to our audited Consolidated Financial Statements in our Form 20-F for the year ended March 31, 2003 describe the significant accounting estimates and policies used in preparation of our financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies during fiscal 2004.

      See note 1 to the condensed consolidated financial statements contained elsewhere herein for recently issued accounting pronouncements that have not yet been adopted by us.

Risk Factors

      Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report

      We have significant debt outstanding and significant debt service requirements, which make us more vulnerable to economic downturns and reduces our flexibility.

      We have significant debt outstanding. As at September 30, 2003 our total long-term debt net of debt discount of approximately £39 million was approximately £614 million. This is likely to limit our ability to obtain additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts and acquisitions of new assets in excess of those in our current business plan. In addition, we will be required to devote a significant proportion of our cash flow from operations to the payment of interest on our debt obligations, thereby reducing the funds available for other purposes. Our level of debt and the fixed nature of a portion of our debt service costs will make us more vulnerable to economic downturns, reduce our flexibility to respond to changing business and economic conditions and limit our ability to pursue business opportunities, to finance our future operations or business needs and to implement our business strategies.

      We are required to comply with restrictive covenants and affirmative financial covenants, which significantly limit our financial and operational flexibility.

      The terms of the instruments governing our outstanding Notes and our credit facilities require us and our subsidiaries to comply with restrictive covenants and, from and after September 30, 2005, to comply with some affirmative financial covenants. These restrictive covenants, among other things, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness,

•	pay dividends on and redeem our and our subsidiaries’ shares,

•	redeem some subordinated obligations,

•	make investments,

•	undertake sales of assets,

•	engage in certain transactions with affiliates,

•	sell or issue capital stock of subsidiaries,

•	permit liens to exist,

•	operate in other lines of business,

•	engage in certain sale and leaseback transactions, and

•	engage in mergers, consolidations or sales of all or substantially all our assets.

      Restrictions stemming from these covenants and from the need to comply with the affirmative financial covenants will significantly limit our financial and operational flexibility and could have a significant adverse effect on our business, results of operations and financial condition.

      Our ability to satisfy our affirmative financial covenants will be affected by changes affecting our business, results of operations and financial condition and, is therefore, subject to the other risks described in this quarterly report. A failure to comply with the restrictive covenants or the affirmative financial covenants would, if not cured or waived, constitute an event of default under some of our debt obligations. The occurrence of an event of default in respect of any of these debt obligations may permit acceleration of all amounts borrowed thereunder. This acceleration in turn could constitute a cross-default under other borrowing arrangements to which we, or our subsidiaries are party. In such circumstances, there can be no assurance that we would have sufficient resources to repay the full principal amount of our debt obligations. If this were to occur, our shareholders might then receive no return on their investment. Moreover, a failure to comply with restrictive covenants constituting an event of default under one of our credit facilities would permit the lenders under that facility to terminate their commitments to make further extensions of credit thereunder. This would likely have a material adverse effect on our business, results of operations and financial condition.

      The telecommunications industry is experiencing a severe downturn, many of our customers have reduced, and some are continuing to reduce, capital expenditure and, as a result, demand for our products and services has declined and may continue to decline.

      The telecommunications industry is currently experiencing a prolonged and severe downturn. Many of our current and potential customers are network operators that have or have had high levels of indebtedness and, in some cases, emerging or weak revenue streams. Adverse economic conditions, network over-capacity due to excess build-out, lack of funding for telecommunications development and overspending on license fees have forced network operators to undertake extensive restructuring and cost-cutting initiatives. In light of market conditions, many of our customers have delayed delivery of orders previously placed and have implemented drastic reductions in capital expenditure in 2002 and 2003 as compared to 2001, and may further reduce capital expenditure. As a result, demand for our products and network rollout services, has declined.

      Our near-term financial objectives do not depend on assumptions or expectations of improvement in market conditions for the telecommunications industry or improvement in current levels of sales in our businesses. However, they do assume that there will not be a further material deterioration in current market conditions or a material decline in sales levels. Additionally, achievement of our longer-term financial objectives will depend upon an increase in our sales volumes based on an improvement in demand for our products and services, due to a recovery of the industry or otherwise. Consequently, if demand remains weak for our products and services, resulting from the financial condition of our customers, market and industry conditions or otherwise, it is likely to have a material adverse effect on our business, results of operations and financial condition in the longer term. In particular, this may affect our ability to achieve our profitability and cash flow objectives and, consequently, it may impact on our future funding requirements.

      We cannot assure you that the telecommunications market will improve within any particular timeframe or at all, or that it will not experience subsequent, and possibly more severe and/or prolonged, downturns in the future.

      Rationalization and consolidation in the industry may cause us to experience a loss of customers and increased competition.

      The downturn in the telecommunications industry may cause rationalization and consolidation in the industry. Some network operators may merge and we and one or more of our competitors may each supply products to the companies that merge. This rationalization and/or consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies.

      A rationalization of industry participants could also increase the supply of used communications products for resale by affected industry participants, resulting in increased competition and pressure on pricing for our products. In addition telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion or their assets to other competitors resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors.

      We are currently not profitable, have been experiencing net cash outflows and will need to effect further changes in our business in order to achieve our near-term financial objectives.

      We are currently not profitable. We have not made an operating profit in the last two fiscal years. We do not expect trading conditions in the telecommunications market to improve in the near-term and, as discussed above, we cannot be sure that those conditions will improve at all. Accordingly, our ability to become profitable and generate positive cash flow in the future depends significantly on improving gross margins through changes in product mix, achieving operating efficiencies and reducing operating costs as well as there being no further material decline in sales.

      If sales in our Network Equipment and Network Services businesses continue to decline materially for a prolonged period, it is unlikely that we will be able to return to and maintain profitability or generate positive cash flow solely through gross margin improvements and operating cost reductions.

      Because of these risks and uncertainties, as well as the other risks and uncertainties discussed in this quarterly report, we cannot be certain that our actual experience will correspond with our assumptions and expectations. Thus, we cannot be certain that we will be able to return to profitability or generate positive operating cash flows within a particular timeframe or at all. Moreover, even if we do attain profitability and positive cash flow, we may not be able to sustain or increase this from quarter to quarter or from year to year.

      If we fail to become and remain profitable and to generate positive cash flow it will affect our ability to pay dividends on the ordinary shares. In addition, we may find that we have limited or no ability to raise additional capital through offerings of debt or equity securities in the capital markets in the near or medium term.

      A relatively small number of customers account for a large proportion of our business. In particular, the loss of British Telecommunications plc as a customer would have a significant adverse effect on our results.

      A relatively small number of customers account for a significant proportion of our revenues. In the three months ended September 30, 2003, sales to our 10 largest customers represented approximately 52 percent of our total sales. Because of this concentration, adverse changes that affect only a small number of customers or customer relationships could have a significant adverse effect on our results.

      British Telecommunications plc and its subsidiaries, BT, are of particular importance to us. In the three months ended September 30, 2003, sales to BT represented approximately 19 percent of our total sales. The loss of BT as a customer, or any substantial reduction in orders by BT, particularly for the products and services of our Network Equipment and Network Services businesses would have a significant adverse effect on our results.

      We operate in a highly competitive and rapidly changing market and may be unable to invest sufficiently in research and development to sustain or increase sales of our products.

      Our products are sold in markets that are characterized by rapid adoption of new technologies, many new product introductions, shortening product lifecycles, aggressive pricing practices and evolving industry standards. If our products cease to be competitive, we would be likely to lose customers and sales, which would materially adversely affect our business, results of operations and financial condition.

      The process for developing new products based on rapidly moving technologies for broadband fixed networks and optical networks is complex and variable. It requires innovative solutions that are cost effective and based on accurate insights into technology and trends. Success depends on the timely and effective introduction of new products or enhancements to existing products in a way that meets customer needs and differentiates our products from those offered by our competitors. At the same time, these new product introductions must achieve market acceptance, anticipate and accommodate emerging industry standards and be compatible with current and competitor products. If there is an unforeseen change in one or more of the technologies affecting telecommunications, our products may cease to be competitive.

      As part of our cost reduction effort, we have refocused and significantly reduced our spending on research and development. We are aiming to reduce overall research and development spending, with a target spend of around 10% of total sales. We have focused more of our research and development expenditure on key products. Moreover, this focusing of expenditure requires us to predict which product technologies will be key to our customers and their networks in the future. There is no certainty that we make the correct predictions of those needs or are able to adapt our business quickly enough to meet those needs. However, this may not be sufficient to maintain the competitiveness of our key products or enable us to increase our market share in key market segments. Moreover, as discussed above, we will be subject to restrictive covenants and other limitations and are likely to have difficulty obtaining additional sources of financing, which may affect our ability to increase spending or otherwise develop our technologies effectively.

      A number of our competitors have greater financial and technological resources than we do and, therefore, are in a better position to invest in developing and acquiring proprietary technology, to expand into new business segments and geographies and to increase their market shares. Some of our larger competitors have greater geographic reach and presence in certain regions of the world, which enables them to service more effectively those geographies, and win more business there than we can. We may not be able to develop new products and services at the same rate, maintain compatibility of our products with competitors’ products or keep up with technology market trends. If our products and services are not competitive, it is likely that we will lose customers and business, our revenues will decline and our business will be materially adversely affected.

      Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in communications networks. If that occurs, our reputation may be harmed.

      Our products are highly complex and some of them can only be fully tested when deployed in communications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation or orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end-users and other losses to us our customers and end-users.

      Rapid changes to existing regulations or technical standards or the implementation of new regulations or technical standards upon products and services not previously regulated could be disruptive, time consuming and costly to us.

      Many of our products and services are developed in reliance upon existing regulations and technical standards, our interpretation of unfinished technical standards or the lack of such regulations and standards. Rapid changes to existing regulations and technical standards or the implementation of new regulations and technical standards upon products and services not previously regulated could adversely affect development, demand, sale and warranty of our products and services, thus increasing our costs and decreasing the demands for our products and services.

      We are dependent on key management personnel and skilled technology workers whose departure could adversely affect our ability to develop our products and operate our business.

      The overall headcount of our businesses has been reduced to approximately 14,100 at September 30, 2003 from 14,700 at June 30, 2003, excluding the impact of our discontinued operations (medical systems, data systems and mobile communications). This reduction has been due to the implementation of cost-reduction plans and disposals of assets and businesses. Included in the number of employees that have left us are managers with many years of experience in the management and operations of our business as well as highly skilled technology workers and other employees with years of operational experience in our business. Further workforce reductions are planned and could include key employees with valuable skills and knowledge whose departure would adversely affect our ability to continue to develop new, and enhance existing, products.

      At the same time, the uncertainties associated with headcount reductions and our prospects generally may cause key employees to leave and otherwise increase employee and management turnover, which may contribute to and result in inefficiencies in running our business. In addition, our new incentive arrangements that were implemented in connection with our restructuring may be perceived as unattractive in comparison with those offered by our competitors, which may make it more difficult to retain personnel and attract qualified replacements for those who leave. The loss of additional key managers and highly skilled technology workers may result in our inability to develop new products on a timely basis, improve current technologies or operate our business efficiently.

      We rely on the continued performance of third parties in relation to some of our outsourcing arrangements.

      We rely on outsourcing arrangements for information technology and the manufacture of some products and components and are considering further potential outsourcing opportunities in our supply chain and logistics organization. If the third parties on whom we rely or will rely in relation to these outsourcing arrangements do not fulfill their obligations under such contracts, or seek to terminate or change the terms of their contracts due to perceived uncertainty with respect to our ongoing ability to perform under such contracts, or if we do not otherwise properly manage these relationships, such supplies or services could be severely disrupted or reduced. A significant increase in the price of key supplies or services or constraints on suppliers’ capacities, particularly during periods of significant demand, in the absence of an alternative supplier, would adversely affect our business. Moreover, outsourcing initiatives ultimately may not yield the benefits we expect, and may raise product costs and delay product production and service delivery.

      Measures to reduce operating costs could adversely affect relations with our employees, our suppliers and/or our partners, which could disrupt our business.

      In order to further reduce operating costs, we continue to reduce the size of our workforce, in part through further rationalization of our activities and outsourcing initiatives. We are also seeking to renegotiate some existing contracts with suppliers and partners in order to obtain more favorable terms. The implementation of these plans may increase demands on, and/or negatively impact relations with, our employees, suppliers, customers and partners. That negative impact may result in a decline in employee morale, labor disruptions, strikes and/or labor-related lawsuits against us, our suppliers, or partners. Any of these results could diminish the efficient operation of our business, disrupt services at our facilities, our suppliers or partners and inhibit the realization of the operating cost reductions that are fundamental to our financial objectives, which would have a material adverse effect on our business, financial condition and results of operations.

      In Europe, particularly, employees are protected by laws giving them, through local and central work councils, rights of consultation with respect to specific matters regarding their employers’ business and operations, including the downsizing or closure of facilities and employee terminations. These laws and collective bargaining agreements, to which our suppliers, partners or we may be subject, could impair our flexibility as we continue to pursue reductions in operating expenses.

      Our financial reporting systems require significant operational resources.

      As a result of our rapid expansion in 1999 and 2000, the number of different acquired systems and the disposal of a number of businesses, the operation of our financial reporting systems has required and will continue to require considerable personnel resources. Taken together with the demands of our restructuring, this has placed significant pressure on the resources of our finance department. We are also in the process of implementing a number of changes to our consolidation and financial reporting systems, with a view to streamlining the existing reporting processes. Although we currently believe that our financial reporting systems are, and without the changes referred to above would remain, fit for this purpose, the continued effectiveness of these systems following our restructuring is dependent on a combination of the continued availability of sufficient finance team resources and any changes that are made to the financial reporting system being successfully implemented.

      Funding of pension plans may become more difficult.

      The interaction of poor equity markets and low interest rates over the last few years has had a significant negative impact on the funded status of, and liabilities under, our defined benefit pension plans and contribution obligations under such plans. We either sponsor such plans or are exposed to liabilities with respect to plans sponsored by affiliates or former affiliates. It is possible that unless equity markets and/or interest rates improve, such obligations may require us and/or our affiliate sponsoring companies to those plans to make additional contributions. Likewise, changes in the statement of investment principles of the GEC 1972 Pension Plan, or U.K. plan, the actuarial assumptions employed in conjunction with any such plans or legislation could also result in a need for us and/or our affiliates to make additional contributions to such plans.

      If the U.K. plan is wound up, it is unlikely that it will have sufficient assets to discharge in full all liabilities, calculated on a winding-up rather than an on-going basis. No plans have been made to wind up the U.K. plan but should such a decision be made, we would be required to make good any statutory debt. If a statutory debt were to arise, the size of the debt could have a materially detrimental effect on our resources. The significance of the potential detrimental effect should be seen against our estimate that, as at March 31, 2003, the value of the U.K. plan’s assets was £2.2 billion and the value of its liabilities was £2.4 billion. There is no guarantee that the value of the U.K. plan’s assets will not deteriorate nor that legislation will not be introduced to oblige employers to make further contributions to pension plans which are not fully funded on a specified basis which is stricter than that required by current legislation. In its Green Paper published on December 17, 2002, the U.K. Government has said that it is considering replacing the statutory minimum funding requirement with a scheme-specific minimum funding level, which could be higher.

      In the United States Marconi Corporation plc was required in March 2003 to enter into an agreement with the Pension Benefit Guaranty Corporation or PBGC, an entity created under US law that insures to an extent benefits under US defined benefit plans. This agreement was entered into by reason of our Financial Restructuring of May 2003. Under this agreement Marconi is required to cause US $2.25 million to be contributed at the end of each calendar quarter to the two US defined benefit plans maintained by Marconi affiliates in the United States. Marconi is also required to cause the annual normal cost associated with the continuation of benefits to be contributed to the plans. For the calendar year 2003 these additional normal costs and other amounts required to be contributed by virtue of the agreement with the PBGC are anticipated to be US $9.7 million to the US Marconi defined benefit plans. Based on estimates determined as of

October 1, 2003 one of the US plans was underfunded by US $10.4 million and the other US plan was underfunded by US$8.5 million on a FAS 87 basis. Further the US Congress is considering amending US law governing defined benefit plan contribution obligations to increase plan sponsor funding obligations commencing at some point in the future. The various funding obligations referred to above will continue with respect to a plan until the earlier of (1) the date all the liabilities of the plans is assumed by another entity, or (2) the date, not less than 5 years after March 2003, on which Marconi’s debt rating is rated BBB by Standard and Poor’s and Baa2 by Moody’s or (3) the date, not less than 5 years after March 2003, on which the plan is funded on a termination basis for a period of 2 plan years. These contribution obligations and the underfunding of the US defined benefit plans may have an adverse affect on our business, results of operations and financial condition.

      If we fail to protect our intellectual property rights our business and prospects may be harmed.

      Intellectual properties, such as patents, are vital to our business and developing new products and technology that are unique to us is critical to our success. We have numerous patents and numerous pending patents, but we cannot predict whether any patents, issued or pending, will provide us with any competitive advantage, or will be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, patent applications that we have currently pending may not be granted. If we do not receive the patents we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues and harm our prospects.

      There is a risk that third party intellectual property rights will be asserted against us.

      We rely on patents, trademarks, trade secrets, design rights, copyrights, confidentiality provisions and licensing agreements to establish and protect our proprietary technology and to protect against claims from others. Infringement claims have been and may continue to be asserted against us or against our customers in connection with their use of our systems and products. We cannot ensure the outcome of any such claims and, should litigation arise, such litigation could be costly and time-consuming to resolve and could result in the suspension of the manufacture of the products utilizing the relevant intellectual property. In each case, our operating results and financial condition could be materially affected.

      The adverse resolution of litigation against us could negatively impact our business.

      We are currently a defendant in a number of lawsuits, are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive and distracting from the conduct of our business and the outcome of litigation is difficult to predict. The adverse resolution of some lawsuits could have a material adverse effect on our business, results of operations and financial condition.

      The ringfencing of our U.S. operations will give rise to operational and financial inefficiencies and other costs, which may adversely affect our business and the market price of our ordinary shares.

      Some of our U.S. businesses have been contractually separated or “ring-fenced” from the rest of our group in connection with the restructuring. This U.S. ringfencing may have significant implications for you.

      The covenants in the indentures governing our outstanding Notes regulate the type of financial, operational and other dealings that the non-ringfenced entities can have with the ringfenced entities. These covenants also require us to separate the North American Access business, BBRS business and OPP business into separate subsidiaries within the U.S. ringfencing no later than May 19, 2005. Moreover, the non-ringfenced entities are generally prohibited from providing funding for any of the ringfenced entities and, following the separation of the three principal businesses within the U.S. ringfencing, the North American Access business, BBRS business and OPP business will generally be prohibited from providing funding to each other. The ringfenced entities have entered into various agreements with the non-ringfenced entities necessary to ensure that those dealings that they are permitted to engage in with each other will be provided in the ordinary course of business on an arm’s-length basis or otherwise as permitted by the covenants in those indentures. The arrangements for the provision of such services may lead to higher costs for us as a whole, which may affect our results of operations.

      In addition to the foregoing, the operational and financial inefficiencies and other costs associated with the U.S. ringfencing arrangements could have an adverse effect on our business and on the market price of the ordinary shares.

      The funding status of our U.S. pension plans and the agreement entered into by us with the Pension Benefit Guaranty Corporation with respect to those plans could delay or adversely affect the terms of the sale of our U.S. businesses.

      The funding status of some tax-qualified defined benefit plans subject to the regulation of the Pension Benefit Guaranty Corporation, or PBGC, in the United States could result in action being taken by the PBGC that might delay or otherwise adversely affect the sale of our U.S. businesses or assets used therein, or the net proceeds realized therefrom. The likelihood of that type of action will depend in part on the funded status of those plans at the time of any such sale, the creditworthiness of the purchaser following that sale and the extent to which the purchaser assumes pension liabilities in any such sale. Although we have entered into a memorandum of understanding with the PBGC with a view to making an adverse action less likely, under this memorandum of understanding specified conditions must be satisfied in connection with any such sale. To the extent that these matters give rise to any delay or other adverse consequences with respect to the sale of our U.S. businesses, holders of ordinary shares could be adversely affected.

      We are subject to environmental, health and safety laws, which could be costly and could restrict our future operations.

      Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean up of, and human exposure to, hazardous substances. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent or remediation and compliance expenses, and the imposition of additional cleanup obligations and other sites could cause our capital expenditure and other expenses relating to the remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations or cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities, require us to acquire costly pollution control equipment or incur other significant expenses or modify manufacturing processes.

      It is unlikely that we will pay dividends for the foreseeable future.

      We do not anticipate that we will pay dividends on the ordinary shares in the foreseeable future. Moreover, even if we have distributable reserves and become cash flow positive and profitable and so are in a position to pay dividends, the indentures governing our outstanding Notes significantly restrict our ability to pay dividends. In connection with our Financial Restructuring and associated capital reduction we were required to create a special reserve that also restricts our ability to pay dividends. In addition, Marconi Corporation plc is a holding company and is wholly dependent on receiving funds from its subsidiaries to pay dividends. Some institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the ordinary shares. This may reduce the demand for the ordinary shares until we are able to pay dividends in respect of the ordinary shares, which may in turn adversely affect the price of the ordinary shares in the market.

      We may be unable to repay our Notes at maturity.

      We currently intend to repay any principal amount outstanding in respect of our outstanding Notes at their maturity in part from cash generated by our group. Our ability to generate significant positive cash flow in the future is subject to significant risks and uncertainties. If we are unable to generate sufficient cash to allow us to repay the Notes at maturity, we would need to obtain other financing for this purpose. However, also as discussed above, our ability to obtain such financing may be extremely limited. Accordingly, we cannot assure you that we will be able to repay any of the Notes at their maturity.

      Our Notes are subject to a redemption obligation at a premium upon a change of control, which may discourage potential bidders.

      Upon the occurrence of specific kinds of change of control or merger events, we will be required to offer to repurchase all of our outstanding Notes at the greater of 110% of their aggregate principal amount or a make-whole amount based on 50 basis points above the yield on U.S. treasuries of similar maturity plus, in each case, accrued and unpaid interest. This obligation to redeem the Notes at a premium could have the effect of deterring third parties who might otherwise offer to acquire a controlling interest in us or could adversely affect the terms on which any such offer is made. This redemption obligation may accordingly have an adverse effect on the market price of our shares and could deprive shareholders of an opportunity to receive a premium for their shares upon a change of control.

      Pre-emptive rights for non-UK holders of ordinary shares may not be available.

      In the case of, amongst other things, an increase of our share capital, existing shareholders are entitled to pre-emptive rights pursuant to the U.K. Companies Act 1985 and our articles of association, unless waived by a resolution of the shareholders at a general meeting or in the circumstances stated in our articles of association. Even where pre-emptive rights apply, holders of the ordinary shares in the United States, South Africa, Australia, Canada and other jurisdictions outside the United Kingdom may in practice not be able to exercise pre-emptive rights in respect of their ordinary shares unless we decide to comply with applicable local laws and regulations and, in the case of holders of the ordinary shares in the United States, a registration statement under the U.S. Securities Act of 1933 is effective with respect to such rights, or an exemption from the registration requirements thereunder is available. We intend to evaluate at the time of any pre-emptive rights offering the costs and potential liabilities associated with any registration statement and compliance with other applicable local laws and regulations, as well as the indirect benefits to us of thereby enabling or facilitating the exercise by holders of the ordinary shares in the United States and such other jurisdictions of their pre-emptive rights for new securities in respect of their ordinary shares. In addition, we will consider any other factors we consider appropriate at the time, and then make a decision as to how to proceed and whether to file a registration statement or comply with those other applicable local laws and regulations. We cannot assure you that any registration statement with respect to the securities offered under a pre-emptive issue would be filed or any of those other local laws and regulations would be complied with to enable the exercise of that holder’s pre-emptive rights.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      Market risk represents the risk of loss that may impact our consolidated financial statements due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates.

Financial Instruments

      Our treasury activities are coordinated by our treasury function, which operates in accordance with policies and procedures approved by our Board of Directors. It does not operate as a profit center. Treasury advises operational management on treasury matters and undertakes all derivative transactions, subject to the constraints outlined below. All treasury related transactions undertaken by the our operating businesses are required to be in accordance with guidelines laid down by our central treasury function and comply with the group risk management policies.

      Under the terms of the new Senior and Junior Notes that we issued in our Financial Restructuring, we are permitted to use foreign exchange forwards and options to hedge trade receivables and payables, or exposures arising from the new Senior and Junior Notes. No other derivatives are permitted.

      It is our policy that there is no trading in financial instruments, and all financial instruments are used for the purpose of financing or hedging identified exposures of the group.

Interest Rate Risk

      Our interest expense is exposed to interest rate movements in our floating rate debt, cash and investments. We are principally exposed to changes in short-term interest rates in pounds sterling and U.S. dollars. Our Senior Notes and Junior Notes bear fixed rates of interest. Interest on the Senior Notes is charged at 8% per annum, and Interest on the Junior Notes is charged at 10% per annum interest if paid in cash, or 12% per annum paid in kind through the issuance of additional Junior Notes. As at September 30, 2003, 96% of our borrowings were at fixed rates of interest. Consequently, the exposure of our results to interest rates will be to changes in the interest rates earned on our short-term bank deposits. Under the terms of the Notes, no hedging of this risk is permitted.

      As a result, during the three and six months ended September 30, 2003, a 1% increase in interest rates would have led to a £2 million and £4 million increase in interest income, respectively, and no impact on interest expense.

Foreign exchange risk

      We are a global communications company, and as such we conduct a significant portion of our business activities outside the United Kingdom in currencies other than sterling. Our principal exchange rate exposures are to movements in foreign exchange rates against sterling for both trading transactions and the translation of net assets and the profit and loss accounts of overseas subsidiaries. Our main trading currencies are the U.S. dollar, sterling and the euro.

      We have overseas subsidiaries that earn profits or incur losses in their local currencies. It is not our policy to use financial instruments to hedge the translation value of our net overseas assets.

      Following the Financial Restructuring, the majority of our debt (93% as at September 30, 2003) is denominated in U.S. dollars. It is not our intention to hedge this risk using financial instruments due to the potential cash flow impact of any hedging of our exposures. However, we take this U.S. dollar exposure into account when determining the appropriate currency mix of our cash balances. As at September 30, 2003, £417 million of our cash balances were denominated in US dollars, £156 million were denominated in sterling, and £172 million were denominated in euro. As at September 30, 2003, we held approximately €157 million (£110 million) of cash denominated in euro within the U.K. as collateral against bonding facilities and to meet potential cash requirements in the eurozone. Since this cash is designated for euro-denominated cash flow requirements it is not treated as a hedge for accounting purposes, and gains and losses on retranslation of the cash into sterling are taken to other income/(expense).

      If the pound sterling had strengthened such that the average exchange rates used in the translation of our overseas earnings changed by 10%, our reported income from continuing operations would have increased by 9.9% and 0.2% in the three and six months ended September 2003, respectively.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

      Within the 90 days prior to the filing date of this quarterly report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures. Based upon that evaluation, which will be used as input for further improvement actions, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).

Changes in internal controls.

      Since the date of the previously mentioned evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the controls. Therefore, no corrective actions were taken.

Part II. Other Information

Item 1. Legal Proceedings

      In Part I, Item 8 of our annual report on Form 20-F for the year ended March 31, 2003 we made disclosure of the lawsuit filed by Bell Communications Research, Inc, now known as Telcordia Technologies Inc., or Telcordia, on October 14, 1998. On September 29, 2003, the district court held a hearing in relation to that lawsuit to clarify its previous claim construction ruling. Subsequent to the hearing the district court issued an opinion clarifying its original claim construction in a manner that will permit Telcordia to maintain its claim for infringement of the remaining patent.

      We are subject to the legal proceedings set out in Part I, Item 8 of our annual report on Form 20-F for the year ended March 31, 2003. Other than as disclosed in the paragraph above there have been no material developments to these legal proceedings in the six months ended September 30, 2003 nor has there been a material new legal proceeding that has arisen in this period.

      We are also subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      On September 8, 2003 the Annual General Meeting of Marconi Corporation plc was held at the Queen Elizabeth II Conference Centre, Broad Sanctuary, Westminster, London SW1P 3EE.

      The following resolutions were voted on and passed at that meeting.

		FOR		AGAINST		ABSTENTION
		Shares	%*	Shares	%*	Shares	%*
Resolution
1.	To receive the accounts and reports of the directors and the auditors, for the year ended March 31, 2003	427,432,460	99.51	1,032,507	0.24	1,080,252	0.25
2.	To approve the directors’ remuneration report for the year ended March 31, 2003	416,417,346	96.94	12,044,290	2.80	1,080,476	0.25
3.	To reappoint Mr M K Atkinson as a director of the Company	428,419,194	99.74	43,309	0.01	1,081,259	0.25
4.	To reappoint Mr I M Clubb as a director of the Company	428,421,126	99.74	41,376	0.01	1,081,259	0.25
5.	To reappoint Mr J F Devaney as a director of the Company	428,426,233	99.74	36,484	0.01	1,081,044	0.25
6.	To reappoint Ms K R Flaherty as a director of the Company	428,428,563	99.74	36,130	0.01	1,081,054	0.25
7.	To reappoint Mr C C Holden as a director of the Company	428,426,131	99.74	36,570	0.01	1,081,054	0.25
8.	To reappoint Mr W K Koepf as a director of the Company	428,417,201	99.74	45,300	0.01	1,081,259	0.25
9.	To reappoint Deloitte & Touche LLP as auditors of the Company and to authorise the directors to determine their remuneration	427,437,460	99.51	1,027,313	0.24	1,080,289	0.25
10.	To approve the consolidation of the Company’s share capital such that every five issued and unissued ordinary shares of 5p each in the capital of the Company be consolidated into one ordinary share of 25p with effect from the opening of business on the day following the day on which this Resolution is passed	428,380,399	99.73	84,100	0.02	1,080,252	0.25

* Percentage of total shares voted and abstained

     The terms of office of Mr M W J Parton and Mr M J Donovan continued after the meeting.

Item 6. Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Form 122 — Notice of consolidation, division, sub-division, redemption or cancellation of shares, or conversion, re-conversion of stock into shares, pursuant to section 122 of the Companies Act 1985 (England and Wales).

10.1*	Placing agreement dated July 4, 2003 between Marconi Corporation plc and Hoare Govett Limited relating to the placing of ordinary shares in the Easynet Group plc by Marconi Corporation plc.

10.2*	Placing agreement dated September 4, 2003 between Marconi Corporation plc and Hoare Govett Limited relating to the placing of ordinary shares in the Easynet Group plc by Marconi Corporation plc.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference on the Amended Form F-1 filed with the SEC on October 1, 2003.

(b)  Reports of Form 8-K

Marconi Corporation plc filed a Current Report on Form 8-K dated October 2, 2003 related to it’s listing on NASDAQ.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 2, 2003 related to confirmation of changes to the Board.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 3, 2003 related to a notifiable interest in the Company.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 3, 2003 related to the partial redemption of the Company’s 10% guaranteed junior secured notes due 2008.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 7, 2003 related to its Industry Analyst event.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 10, 2003 related to the outsourcing of its microwave product manufacturing to Elcoteq Network Corporation in Germany.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 10, 2003 related to the parameters of the partial redemption of the Company’s 10% guaranteed junior secured notes due 2008 announced on October 3, 2003.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 15, 2003 related to a notifiable interest in the Company.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 23, 2003 related to its trading update for the three months ended September 30, 2003.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 27, 2003 related to the date of publication of its interim results for the three and six months ended September 30, 2003 on November 13, 2003.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 29, 2003 related to a notifiable interest in the Company.

Marconi Corporation plc filed a Current Report on Form 8-K dated October 30, 2003 related to a notifiable interest in the Company.

Marconi Corporation plc filed a Current Report on Form 8-K dated November 6, 2003 related to the delivery of the first units of its new optical multiservice metro platform.

Marconi Corporation plc filed a Current Report on Form 8-K dated November 12, 2003 related to the sale of its interest in the Confirmant joint venture to Oxford GlycoSciences.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCONI CORPORATION PLC

By:	/s/ M SKELLY

Name: M Skelly
Title: Company Secretary

Date: November 12, 2003