Form 10-Q
period 2003-12-31
MARCONI CORP PLC
filed 2004-02-12
CIK 1122135

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50709

Marconi Corporation PLC
(Exact name of Registrant as specified in its charter)

ENGLAND AND WALES (Jurisdiction of incorporation or organization) New Century Park P.O. Box 53 Coventry Warwickshire CV3 1HJ United Kingdom (Address of principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of February 12, 2004, 200,010,759 shares of the Registrant's common stock was outstanding.

Part I. Financial Information

Item 1.    Financial Statements

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(Unaudited)
	(£ in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	478	192
Restricted cash	209	964
Investment in securities	2	16
Accounts receivable, net	308	457
Inventories, net	188	227
Prepaid expenses and other current assets	122	125
Assets of discontinued operations	88	102

Total current assets	1,395	2,083
Property, plant and equipment, net	183	251
Investments in affiliates	7	18
Goodwill, net	579	584
Intangibles, net	67	101
Other non-current assets	10	75

TOTAL ASSETS	2,241	3,112

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Short-term debt	17	2,195
Current maturities of long-term debt	29	2,191
Accounts payable	142	158
Amounts due to Marconi plc and fellow subsidiaries	—	403
Accrued expenses and other current liabilities	686	1,087
Liabilities of discontinued operations	19	32

Total current liabilities	893	6,066
Long-term debt	504	30
Deferred income taxes	5	5
Other liabilities	340	342

Total liabilities	1,742	6,443
Commitments and contingencies (Note 11)
Minority interests	2	3
Shareholders' equity/(deficit):
Ordinary shares, £0.25 par value;
Authorized: 627 shares at December 31, 2003 and 1,200 shares at March 31, 2003; issued and outstanding: 200 shares at December 31, 2003 and 573 shares at March 31, 2003	50	143
Warrants, issued and outstanding: 50 at December 31, 2003	12	—
Additional paid-in capital	1,071	895
Accumulated deficit	(668)	(4,055)
Capital reduction reserve	334	—
Accumulated other comprehensive loss	(302)	(317)

Total shareholders' equity/(deficit)	497	(3,334)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	2,241	3,112

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(£ in millions, except per share data)
Revenue:
Equipment revenues	233	238	658	790
Services revenues	141	195	417	587
Other revenues	—	—	—	22

	374	433	1,075	1,399
Direct costs	270	330	798	1,148

Gross margin	104	103	277	251
Operating expenses:
Selling, general and administrative	84	86	227	262
Research and development	45	61	145	220
Amortization of intangibles	10	11	33	33
Business restructuring charges	32	42	98	171
Loss/(gain) on sale of long-lived assets	—	9	—	(5)
Impairment of long-lived assets	—	7	—	59
Other expense/(income)	4	(4)	(30)	4

Total operating expenses	175	212	473	744
Operating loss	(71)	(109)	(196)	(493)
Other (income)/expense:
Gain on settlement of equity forward contract	—	—	123	—
Gain on extinguishment of liabilities	—	—	2,695	—
Provision for related party receivable	—	(18)	—	(204)
Gain/(loss) on sale of investments	—	2	14	(1)
Impairment of investments	(3)	(1)	(3)	(41)
Interest income	4	8	13	41
Interest expense	(46)	(35)	(75)	(179)

(Loss)/income from continuing operations before income taxes	(116)	(153)	2,571	(877)
Income tax benefit	—	3	16	17
(Loss)/gain on sale of affiliates, net	—	(2)	94	—
Equity in net loss of affiliates	—	—	(2)	(60)
Minority Interest	(1)	—	(1)	—

(Loss)/income from continuing operations	(117)	(152)	2,678	(920)
Discontinued operations:
(Loss)/gain on sale of discontinued operations, net	—	(4)	21	18
Loss from discontinued operations	—	(11)	(4)	(89)

Net (loss)/income	(117)	(167)	2,695	(991)

Earnings per share—basic
(Loss)/income from continuing operations	(0.59)	(0.26)	10.04	(1.60)
(Loss)/gain on sale of discontinued operations, net	—	(0.01)	0.08	0.03
Loss from discontinued operations	—	(0.02)	(0.02)	(0.16)

Net (loss)/income	(0.59)	(0.29)	10.10	(1.73)

Earnings per share—diluted
(Loss)/income from continuing operations	(0.59)	(0.26)	9.94	(1.60)
(Loss)/gain on sale of discontinued operations, net	—	(0.01)	0.08	0.03
Loss from discontinued operations	—	(0.02)	(0.02)	(0.16)

Net (loss)/income	(0.59)	(0.29)	10.00	(1.73)

Average shares used in computing basic (loss)/income per share	200	573	267	573

Average shares used in computing diluted (loss)/income per share	203	573	270	573

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	December 31, 2003	December 31, 2002
	(£ in millions)
Cash flows from operating activities:
Net income/(loss)	2,695	(991)
Adjustments to reconcile net income/(loss) to net cash used in operating activities of continuing operations:
Loss from discontinued operations, net	4	89
Gain on sale of discontinued operations	(21)	(18)
Gain on settlement of equity forward contracts	(123)	—
Stock compensation	27	11
Gain on sale of long-lived assets	—	(5)
Impairment of investments in securities	—	41
(Gain)/loss on sale of investments	(14)	1
Gain on sale of affiliate	(94)	—
Impairment of long-lived assets	—	59
Depreciation and amortization	91	143
Provision for related party receivable	—	204
Provision for doubtful accounts	(4)	(8)
Gain on extinguishment of liabilities	(2,695)	—
Change in current and deferred taxes	(19)	17
Equity in net loss of affiliates	2	60
Changes in operating assets and liabilities, net of the effect of the extinguishment of liabilities:
Accounts receivable	134	215
Inventories	39	178
Accounts payable	(72)	(292)
Accrued expenses and other liabilities	(34)	(87)

Net cash used in operating activities of continuing operations	(84)	(383)

Cash flow from investing activities:
Purchases of property, plant and equipment	(20)	(34)
Purchases of interest in related parties	—	(24)
Proceeds from the sale of investments in securities	29	—
Proceeds from the sale of long-lived assets	23	33
Sale of interest in related parties	108	392

Net cash provided by investing activities	140	367

Cash flow from financing activities:
Repayment of short-term debt	(7)	(80)
Repayments of long-term debt	(156)	(71)
Distribution to creditors under the scheme relating to debt and borrowings *	(330)	—
Net cash provided by related parties	—	24
Restricted cash transferred from/(to) secured accounts	755	(816)

Net cash provided by/(used in) financing activities	262	(943)

Net cash provided by/(used in) discontinued operations	5	(7)
Effects of exchange rate changes on cash and cash equivalents	(37)	(55)

Net increase/(decrease) in cash and cash equivalents	286	(1,021)
Cash and cash equivalents, beginning of period	192	1,229

Cash and cash equivalents, end of period	478	208

Supplemental disclosure of cash flow activity:
Cash payments for interest	34	209
Cash payments/(receipts) for income taxes	3	(32)
Issuance of shares to extinguish liabilities	562	—
Distribution of warrants to former Marconi plc shareholders	12	—
Gain on extinguishment of related party liabilities	507	—
Issuance of new debt to extinguish liabilities	690	—
Distribution to creditors under the scheme relating to operating activities	10	—

*
The distribution made to creditors under the scheme of £340 million has been reported (see note 2) in the condensed consolidated statement of cash flows within operating and financing activities based on the nature of the creditor balances extinguished by the scheme.

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

(Unaudited)

	Ordinary shares						Accumulated Other Comprehensive Income/(Loss)
				Additional Paid-in Capital	Accumulated Deficit	Capital Reduction Reserve
	Shares*	Amount	Warrants					Total
	(£ in millions, except per share data)
As of March 31, 2003	573,250,147	143	—	895	(4,055)	—	(317)	(3,334)
Net income	—	—	—	—	2,695	—	—	2,695
Cancellation of old share capital	(573,250,147)	(143)	—	(895)	695	343	—	—
Gain on extinguishment of related party liabilities	—	—	—	507	—	—	—	507
Gain on waiver of related party payable	—	—	—	25	—	—	—	25
Issuance of ordinary shares in exchange for extinguished liabilities	200,000,000	50	—	512	—	—	—	562
Issuance of ordinary shares on exercise of warrants	3,769	—	—	—	—	—	—	—
Distribution of warrants	—	—	12	—	(12)	—	—	—
Adjustment to capital reduction reserve	—	—	—	—	9	(9)	—	—
Capital contribution for stock-based compensation	—	—	—	27	—	—	—	27
Minimum pension liability	—	—	—	—	—	—	17	17
Translation adjustments	—	—	—	—	—	—	(2)	(2)

As of December 31, 2003	200,003,769	50	12	1,071	(668)	334	(302)	497

*
After a one-for-five share consolidation that occurred in September 2003.

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Nature of Business and basis of preparation:

Nature of business

        Marconi Corporation plc and its subsidiaries and joint ventures (together the "Company") is a multi-regional provider of telecommunications equipment and services which it supplies to major telecommunication network operators, government agencies and selected large enterprises world-wide. In connection with the Financial Restructuring (see note 2), the Company adopted a new reporting structure that segments its business along geographical lines. Commencing with the fiscal quarter ended September 30, 2003, the Company has reported the results of the main businesses based in the U.S. (North American Ring-Fence or "NARF") separately from the results of its businesses based in Europe and the Rest of the World other than the U.S. (Non Ring-fenced businesses or "Non NARF") as follows:

  •
  NARF mainly comprises the equipment and services activities of the U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) (irrespective of the country of destination of these revenues); and

  •
  Non NARF mainly comprises the European and the Rest of the World businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services (irrespective of the country of destination of these revenues).

        As disclosed in note 13, NAA has been classified as a discontinued operation in the accompanying financial statements.

Basis of preparation

        The condensed consolidated financial statements as at December 31, 2003 and for the three and nine months ended December 31, 2003 and 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2003 and for all periods presented. These financial statements are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended March 31, 2003, included in the Company's Annual Report on Form 20-F as filed with the Securities and Exchange Commission ("Form 20-F").

        The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 20-F for the year ended March 31, 2003. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the operating results to be expected for the year ending March 31, 2004. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the current period presentation.

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

        Net income and cash flows of non-U.K. pounds sterling subsidiaries and equity investments are translated at the average rates of exchange during the period. The assets and liabilities of such entities are translated at period-end rates of exchange. Translation adjustments are included in other comprehensive (loss)/income as a separate component of shareholders' equity/(deficit).

Currency translation

        Transactions denominated in foreign currencies are translated into the functional currency at the rates ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are retranslated at the rates ruling at that date.

        Key exchange rates relative to U.K. pounds sterling are as follows:

	Average rates
	Nine months ended December 31,		Period-end rates
			December 31, 2003	March 31, 2003
	2003	2002
U.S. Dollar	1.659	1.539	1.790	1.580
Euro	1.430	1.574	1.419	1.450

Recently issued accounting pronouncements—not yet adopted

  •
  In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46R will have a material impact on its financial position, cash flows and results of operations.

  •
  Statement of Financial Accounting Standards No. 132 (Revised 2003), Employers Disclosures about Pensions and Other post retirement Benefits, ("SFAS 132R") requires an entity to make additional disclosures about pensions and other post retirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost. SFAS 132R is effective for our U.K. plans beginning with fiscal years ending after December 15, 2003 and our non-U.K. plans beginning with fiscal years ending after June 15, 2004. SFAS 132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. The Company will adopt this statement for its U.K. plans in its Form 10-K for the year ending March 31, 2004 and for all its plans on Form 10-Q for the quarter ending June 30, 2004.

  •
  On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the Company has elected to defer recognizing the effects of the Act until appropriate authoritative guidance has been issued. Any measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. The specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.

2.     Financial Restructuring

        On May 19, 2003, Marconi Corporation plc and its former parent holding company, Marconi plc (now known as M (2003) plc), concluded a Financial Restructuring. The Financial Restructuring was effected through two separate "schemes of arrangement" under the U.K. Companies Act 1985. A scheme of arrangement is a procedure under English law through which a company may enter into a voluntary compromise or arrangement with one or more classes of its creditors to effect a financial restructuring of its financial obligations. One scheme of arrangement involved all of the creditors of the Company, other than certain excepted categories of creditors but including the syndicate banks and bondholders to whom the primary financial indebtedness was owed. The second scheme of arrangement involved creditors of M (2003) plc, the Company's former parent holding company. In connection with the Financial Restructuring, the existing share capital of Marconi Corporation plc was converted to non-voting deferred shares, and subsequently cancelled through a capital reduction. As a result, Marconi Corporation plc became the new parent holding company of the group, replacing M (2003) plc, and M (2003) plc ceased to be a member of the group.

        As part of the Financial Restructuring, the Company entered into an agreement with M (2003) plc to reassign and waive some intra group balances. In addition, the Company provided for amounts due to it from M (2003) plc, which were schemed.

        The Company's Financial Restructuring covered approximately £4.8 billion of creditors' claims comprising £4.0 billion of syndicated bank debt and the externally held U.S. dollar and euro denominated bonds and £800 million of related party debt. In exchange for the cancellation of their claims against Marconi Corporation plc on May 19, 2003 the Company distributed to the creditors covered by the scheme of arrangement:

  •
  Cash: £340 million in cash;

  •
  Senior Notes: U.S.$717,139,584 (approximately £437 million) in aggregate principal amount of new guaranteed senior secured notes due April 2008 issued by the Company, with interest payable quarterly in cash at a rate of 8% per annum;

  •
  Junior Notes: U.S.$486,881,472 (approximately £297 million) in aggregate principal amount of new guaranteed junior secured notes due October 2008 issued by the Company, with interest payable quarterly in cash at a rate of 10% per annum or, at our option, in kind, by issuing additional junior notes, at a rate of 12% per annum; and

  •
  Marconi Corporation plc Shares: 995 million ordinary shares (199 million ordinary shares after the one for five share consolidation that occurred in September 2003), representing 99.5% of the Company's issued ordinary share capital on May 19, 2003.

        In addition, on May 19, 2003, the Company issued 5 million ordinary shares (one million after a one for five share consolidation that occurred in September 2003), representing 0.5% of the Company's issued ordinary share capital on May 19, 2003, and warrants, exercisable at £1.50 per share (£1.50 per one-fifth of a share following one for five share consolidation that occurred in September 2003), to subscribe for up to 50 million additional ordinary shares (10 million after the one for five share consolidation that occurred in September 2003), equal to 5% of our issued ordinary share capital on May 19, 2003, to shareholders of M (2003) plc. The issuance of the warrants to the former shareholders in M (2003) plc was accounted for as a distribution. In connection with the Financial Restructuring, the Company listed its ordinary shares on the London Stock Exchange ("LSE") and established an American Depositary Receipt ("ADR") program in respect of those shares.

        In connection with the Financial Restructuring, the ordinary shares of M (2003) plc were delisted from the LSE. While M (2003) plc's ordinary shares remain outstanding, all of M (2003) plc's remaining assets, other than assets necessary to fund the cost of administering its scheme of arrangement, will be distributed to M (2003) plc's creditors over time in accordance with its scheme of arrangement. Management expects that M (2003) plc will be liquidated or dissolved in the future following the completion of those distributions.

        The Company recognized a gain upon extinguishment of its liabilities under the terms of the Financial Restructuring of approximately £3.2 billion, of which £2.7 billion has been recorded in the consolidated statement of operations and £0.5 billion has been recorded in shareholders' equity.

        The gain was allocated to shareholders' equity to the extent that it related to the extinguishment of related party liabilities and to the statement of operations to the extent that it related to the extinguishment of third party liabilities. The gain on extinguishment of the liabilities is determined in accordance with APB Opinion 26, Extinguishment of Debt, as follows (in £ millions):

Carrying value of extinguished third party liabilities
Short-term borrowings	2,124
Current maturities of long-term debt (held by third parties)	1,808
Debt issuance costs on extinguished debt	(23)
Corporate tax obligations	10
Other current liabilities	3
Accrued interest accrued on long-term debt and short term borrowings	113

Total carrying value of extinguished third party liabilities	4,035

Carrying value of extinguished related party liabilities
Current maturities of long term debt (held by related parties)	385
Debt issuance costs on extinguished bonds	(4)
Amounts owed to M (2003) plc and fellow subsidiaries	378

Total carrying value of extinguished related party liabilities	759

Total carrying value of liabilities extinguished	4,794

Less fair value of consideration of new shares, new debt and cash exchanged for liabilities extinguished:
Cash	(340)
Debt:
Senior Notes repayable April 2008 at fair value (b)(c)	(407)
Junior Notes repayable October 2008 at fair value (b)(c)	(291)
Debt issuance costs	8

Carrying value of new debt, net of issuance costs	(690)

Equity:
New shares (a)	(570)
Equity issuance costs	8

Fair value of new equity	(562)

Gain on extinguishment of liabilities	3,202

Allocation of gain on extinguishment of liabilities:
Gain on extinguishment of third party liabilities	2,695
Gain on extinguishment of related party liabilities	507

3,202

(a)
The fair value of the 995 million shares in the Company is based upon the closing price of 57.25 pence as of May 19, 2003, as reported on the LSE.

(b)
The fair value of the new Senior Notes and Junior Notes issued is based upon the closing price of 93% and 98%, respectively, on May 19, 2003, as reported on the LSE. An exchange rate of £1:U.S.$1.637 has been used, being the rate in place on May 19, 2003.

(c)
The new Senior Notes and Junior Notes include a 10% premium upon early redemption, which has been accounted for as an embedded derivative and is fair valued at the end of each period. The fair value of the embedded derivative at May 19, 2003 was approximately £12 million in relation to the Junior Notes and £nil in relation to the Senior Notes. At December 31, 2003, the fair value of the embedded derivative was approximately £13 million in relation to the Junior Notes and £20 million in relation to the Senior Notes. £2.6 million of the embedded derivative in relation to the Junior Notes is included within short-term other liabilities and the remainder is included within long-term other liabilities.

        The Employee Share Option Plans ("ESOP") derivative settlement was conditional on the Financial Restructuring becoming effective. Accordingly, the ESOP derivative settlement became effective on May 19, 2003. As a result, the Company paid £35 million in cash to the ESOP derivative banks to settle the liability to the ESOP derivative banks recorded in the consolidated balance sheet as of March 31, 2003. The resulting gain, arising on the release of this liability, of £123 million is reflected in the statement of operations for the first quarter of fiscal 2004.

        The Financial Restructuring of M (2003) plc and Marconi Corporation plc was implemented by way of two separate schemes of arrangement under section 425 of the U.K. Companies Act 1985. As a result, the gain on extinguishment described above will not give rise to any taxable amounts. Note 20, Income Taxes in the Form 20-F for the year ended March 31, 2003 describes the effect of the Financial Restructuring on our tax position.

        The following unaudited pro forma data illustrates the impact that the Financial Restructuring would have had on the consolidated statement of operations for the nine months ended December 31, 2003 and 2002 as if the Financial Restructuring had been completed on April 1, 2002.

	Nine months ended December 31,
	2003	2002
Pro-forma statement of operations data	(in £ millions, except per share data)

Operating loss	(234)	(488)
Income/(loss) from continuing operations	2,634	(762)
Income/(loss) per share—basic and diluted	13.17	(3.81)

3.     Selected balance sheet information

Restricted cash

        Cash balances pledged or advanced as collateral are considered to be restricted cash. At December 31, 2003 and March 31, 2003, the total restricted cash was £209 million and £964 million respectively. Of the total restricted cash balance, £nil (£771 million at March 31, 2003) was held in secured accounts, £145 million (£135 million at March 31, 2003) relates to cash collateral placed against bonding facilities, £nil (£27 million at March 31, 2003) relates to cash held in "ESOP" escrow accounts; £19 million (£17 million at March 31, 2003) relates to cash in insurance reserves, £13 million (£14 million at March 31, 2003) relates to cash deposited against secured loans in Italy and £32 million (£nil at March 31, 2003) relates to cash held in a Mandatory Redemption Escrow Account ("MREA") (see note 5).

Inventories, net

        Inventories, net are comprised of the following at December 31, 2003 and March 31, 2003.

	December 31, 2003	March 31, 2003
	(Unaudited)
	(in £ millions)
Inventories:
Finished goods	79	71
Work-in-process	47	68
Raw materials	62	88

Total	188	227

4.     Employee stock option plans

        SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure of Amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        Prior to the completion of the Financial Restructuring described in note 2, employees of the Company participated in a number of stock option plans whereby they received rights over shares in M (2003) plc, the former parent company of the Company. The Company accounted for those employees stock options under APB No. 25, Accounting for Stock Issued to Employees ("APB 25") with any expense being matched by a credit to shareholders' equity as a capital contribution by M (2003) plc. Following the completion of the Financial Restructuring, the Company is no longer a subsidiary of M (2003) plc and no further cost is recorded in respect of these stock option plans.

        Following the Financial Restructuring, the Company established two plans under which it grants options over its own shares: a nil cost senior management share option plan and a market value employee share option plan. The Company accounts for such employee share plans under APB 25.

Marconi Corporation Senior Management Share Option Plan

        Under the Marconi Corporation nil cost Share Option Plan announced at the time of the Financial Restructuring, participants selected by the remuneration committee may be granted performance-

related awards entitling them to be granted a right to call for a number of ordinary shares of the Company without payment based on the attainment of certain performance criteria. The initial options under this scheme were approved on June 24, 2003 and are exercisable in five tranches, each of which is subject to different performance conditions. The options have a ten-year term and may be satisfied using newly issued or existing Marconi Corporation shares. The Company applies variable plan accounting for grants under this plan and recognizes compensation cost over the vesting period when achievement of the performance conditions becomes probable. The performance targets for the first three tranches are linked to the repayment of the Company's debt and for the last two tranches are linked to achieving market capitalization targets. For those tranches subject to market capitalization targets, no compensation cost will be recognized until the targets are achieved. The market capitalization target for the fourth tranche of options was reached in November 2003 and compensation cost has now been accrued for the fourth tranche. As at December 31, 2003, nil cost options over 16,230,000 shares (after a one for five share consolidation that occurred in September 2003) have been granted under this plan.

Marconi Corporation Employee Share Option Plan

        Under the Marconi Corporation Employee Share Option Plan, participants selected by the remuneration committee may be granted performance-related awards entitling them to be granted a right to call for a number of ordinary shares of the Company based on the attainment of certain performance criteria. The exercise price of options granted under this plan will be determined by the remuneration committee but will be based on the market value of a Marconi Corporation Share at the date of the grant. The initial options under this scheme were approved on June 30, 2003 and are exercisable in five tranches, each of which will be subject to the same performance conditions as the Marconi Corporation Senior Management Share Option Plan. The options have a ten-year term and may be satisfied using newly issued or existing Marconi Corporation shares. The Company applies variable plan accounting for grants under this plan and recognizes compensation cost over the vesting period when achievement of the performance conditions becomes probable. The market capitalization target for the fourth tranche of options was reached in November 2003 and compensation cost has now been accrued for the fourth tranche. As at December 31, 2003, options over 6,079,800 shares (after a one for five share consolidation that occurred in September 2003) have been granted under this plan.

        The Company recognized compensation expense, in relation to these plans, in the three and nine months ended December 31, 2003 of approximately £22 million and £29 million respectively. Had compensation cost for the employee share plans been determined consistent with the fair value methodology of SFAS 123, the Company's net income/(loss) would have been as follows:

	Nine months ended December 31,
	2003	2002
	(in £ millions, except per share data)
Net income/(loss)	2,695	(991)
As reported
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(4)	—
Add back: Total stock-based employee compensation determined under APB 25	29	11

Pro forma income/(loss)	2,720	(980)

Pro forma income/(loss) per share:
Basic	10.20	(1.71)

Diluted	10.09	(1.71)

        Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended December 31,
	2003	2002
Risk-free interest rate	4.21%	n/a
Expected life (years)	10	n/a
Assumed volatility	66.4%	n/a
Expected dividends	—	—

5.     Debt and credit facilities

Long-term debt

	December 31, 2003	March 31, 2003
	(in £ millions)
Restructured debt	—	2,221
U.S.$ denominated Senior Notes	376	—
U.S.$ denominated Junior Notes	125	—
Other bank debt	27	—
Finance leases	2	—

Total obligations	530	2,221
Current maturities of long-term debt	(26)	(2,191)

Total long-term debt	504	30

Financial Restructuring

        On May 19, 2003, the Company issued the following debt as part of its Financial Restructuring:

  •
  U.S.$717 million in aggregate principal amount of new guaranteed senior secured notes due April 2008 with interest payable quarterly in cash at a rate of 8% per annum; and

  •
  U.S.$487 million in aggregate principal amount of new guaranteed junior secured notes due October 2008 with interest payable quarterly in cash at a rate of 10% per annum, or, at our option, in kind, by issuing additional junior notes at a rate of 12% per annum.

        The aggregate fair value on May 19, 2003 of the notes issued was approximately £698 million. The new notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative and is fair valued at the end of each period. The fair value of the embedded derivative at December 31, 2003 was approximately £13 million in relation to the Junior Notes and £20 million in relation to the Senior Notes. £2.6 million of the embedded derivative on the Junior Notes is included in short-term other liabilities and the remainder is included within long-term other liabilities. For further details on the Financial Restructuring, refer to note 2.

        On September 19, 2000, the Company issued for cash consideration, two unsecured yankee bonds having an aggregate principal amount of U.S.$1.8 billion (approximately £1.3 billion). One bond was issued for U.S.$900 million (approximately £630 million) with a coupon rate of 7.75% per annum, maturing on September 15, 2010. The other bond was issued for $900 million (approximately £630 million) with a coupon rate of 8.375% per annum, maturing on September 15, 2030. On March 17, 2003, the Company failed to meet a scheduled interest payment on these bonds. As a result, at March 31, 2003, these bonds were repayable on demand.

        On March 30, 2000, the Company issued for cash consideration two unsecured euro bonds having an aggregate principal amount of €1.5 billion (approximately £927 million). One bond was issued for €500 million (approximately £309 million) with a coupon rate of 5.625% per annum, maturing on March 30, 2005. The other bond was issued for €1,000 million (approximately £618 million) with a coupon rate of 6.375% per annum, maturing on March 30, 2010.

        Both the yankee bonds and the euro bonds were extinguished by the Financial Restructuring and are no longer outstanding. For further details on the impact of the Financial Restructuring on the long-term debt, refer to note 2.

Early debt repayment

        The Company redeemed U.S.$249 million (approximately £150 million) of the aggregate principal amount of the Junior Notes in the nine month period ended December 31, 2003. The redemptions resulted from:

  •
  On July 4, 2003, the Company announced that it had successfully completed the sale of shares in Easynet Group plc ("Easynet"), which raised £40.5 million before expenses. Of the net cash proceeds, the Company retained £3 million for working capital purposes and transferred the balance after expenses to the MREA relating to our Junior and Senior Notes. On July 17, the Company completed the sale of its UMTS activity to Finmeccanica SpA. In conjunction with the sale of UMTS, the Company agreed to capitalize the business with approximately €6 million (approximately £4 million) prior to disposal. In a separate agreement, completed on the same day, Finmeccanica agreed to release approximately €12 million (approximately £9 million) retained against the purchase price and held in an escrow account following its purchase of Marconi's Strategic Communications subsidiary in August 2002. These monies were also transferred to the MREA pursuant to the terms of the Junior and Senior Notes.

    Following the transfer of these funds, the balance in the MREA exceeded the redemption threshold of U.S.$30 million, thereby triggering a mandatory partial redemption of the Junior Notes. The Company redeemed approximately U.S.$66 million (£41 million) of the Junior Notes on July 31, 2003, at a cost of 110% plus three months' accrued interest.

  •
  On September 30, 2003, the Company redeemed an additional U.S.$103 million of the aggregate principal amount of the Junior Notes. This mandatory partial redemption primarily resulted from the previously disclosed sale of the remaining stake in Easynet Group plc, the entire stake holding in Gamma Telecom Holdings Ltd, and the release of collateral following the expiry of certain performance bonds and letters of credit.

  •
  On October 17, 2003, the Company redeemed an additional U.S.$29 million of the aggregate principal of the Junior Notes. This mandatory partial redemption primarily resulted from the previously disclosed sale of the Company's stake in Bookham Technologies plc.

  •
  On November 19, 2003, the Company repurchased an additional U.S.$6 million of the aggregate principal of the Junior Notes and, on November 26, 2003, the Company repurchased an additional U.S.$4 million of the aggregate principal of the Junior Notes.

  •
  On December 2, 2003, the Company redeemed an additional U.S.$28 million of the aggregate principal of the Junior Notes. This partial mandatory redemption primarily resulted from releases of cash collateral following the expiry of certain performance bonds and letters of credit and proceeds from the disposal of the Company's share in Confirmant and completion of its outsourcing agreement with Elcoteq.

  •
  On December 11, 2003, the Company repurchased an additional U.S.$13 million of the aggregate principal of the Junior Notes.

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

        When management reviews the operating income performance of the segments described in note 10, management uses the U.K. GAAP operating profit/(loss) before central and head office costs, goodwill and intangible asset amortization, U.K. GAAP operating exceptional items, gains and losses on business disposal and the impact of less than 50% owned affiliates. This measure does not include business restructuring charges. Accordingly, a segmental analysis of business restructuring charges has not been provided.

        The following table shows the activity by statement of operations heading and the balances remaining in accrued expenses and other liabilities at December 31, 2003 following the implementation of actions required to achieve these objectives.

	Balance at March 31, 2003	Charged	Net cash Payments	Non cash Movement	Balance at December 31, 2003
Business restructuring costs	(in £ millions)

Employee severance	10	48	(32)	—	26
Site rationalization	36	8	(17)	(1)	26
Contractual commitments and other restructuring	3	—	(2)	—	1
Advisor fees	1	42	(33)	(2)	8

Total	50	98	(84)	(3)	61

Employee severance

        As a consequence of the objective to reduce the annual operating cost base, the Company recorded a charge of £48 million during the nine months ended December 31, 2003 associated with redundancy payments for approximately 1,200 employees. Management expects that the majority of the remaining balance of £26 million at December 31, 2003, which covers approximately 400 further employees, will be paid out in fiscal 2004.

        In the nine months ended December 31, 2002, the Company recorded a charge of £105 million to reflect the charges associated with voluntary redundancy payments for approximately 5,000 employees, while cash payments of £134 million were made in the same period.

Site rationalization

        The charge of £8 million in respect of site rationalization in the nine months ended December 31, 2003 represents additional costs associated with closing and consolidating various sites around the world as part of the business restructuring. Cash payments of £17 million were made in respect of these site closures and consolidations.

        In the nine months ended December 31, 2002, the Company recorded a charge of £36 million and made cash payments of £40 million in respect of these site closures and consolidations.

Contractual commitments and other restructuring

        The Company made cash payments of £2 million in respect of contractual commitments and other restructuring in the nine months ended December 31, 2003. The balance of £1 million at December 31, 2003 represents other miscellaneous costs associated with the restructuring program.

        In the nine months ended December 31, 2002 the Company made cash payments of £Nil in respect of these other restructuring associated costs.

Advisor fees

        The charge of £42 million in respect of advisor fees for the nine months ended December 31, 2003 represents charges from the Company's external advisors with respect to services rendered in the period related to the Financial Restructuring. Of the £42 million charge in the period, £13 million relates to costs, which were prepaid at March 31, 2003. In addition, the Company now expects to incur approximately £36 million of cash costs during fiscal 2004 in relation to the Financial Restructuring, £33 million of which was paid out during the nine months ended December 31, 2003.

        In the nine months ended December 31, 2002, the Company recorded a charge of £37 million and made cash payments of £37 million in respect of advisor fees.

Systems implementation

        During fiscal 2002 the Company planned to implement a new global information technology system. In light of the revised trading outlook and the continued focus on cost reduction, the implementation was terminated. In the nine months ended December 31, 2002 £7 million of costs previously charged were released. Payments of £17 million were made in the same period.

7.     Goodwill, net

        The changes in the carrying amount of goodwill for the nine months ended December 31, 2003, are as follows:

	Cost	Accumulated Amortization	Total
	(in £ millions)
Balance at March 31, 2003	1,807	(1,223)	584
Translation adjustment	(5)	—	(5)

Balance at December 31, 2003	1,802	(1,223)	579

8.     Intangibles, net

        The changes in the carrying amount of intangibles for the nine months ended December 31, 2003, are as follows:

	Cost	Accumulated Amortization	Total
	(in £ millions)
Balance at March 31, 2003	372	(271)	101
Amortization expense	—	(34)	(34)

Balance at December 31, 2003	372	(305)	67

        Intangible amortization expense based on December 31, 2003 intangibles for the next five years is expected to be:

(in £ millions)
Fiscal 2004 (3 months)	11
Fiscal 2005	44
Fiscal 2006	12
Fiscal 2007	—
Fiscal 2008	—

9.     Other comprehensive (loss)/income

        Comprehensive (loss)/income represents the net (loss)/income for the period plus the results of certain shareholders (deficit)/equity changes that are not reflected in the condensed consolidated statements of operations.

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
Other comprehensive income:
Net (loss)/income	(117)	(167)	2,695	(991)
Other comprehensive (loss)/income:
Accumulated translation adjustments	9	—	(2)	(56)
Minimum pension liability	—	—	17	—
Net unrealized loss on derivative instruments	—	—	—	49

Other comprehensive (loss)/income	(108)	(167)	2,710	(998)

10.   Segment and related information disclosures

        In connection with the Financial Restructuring, the Company adopted a new reporting structure that segments the businesses along geographical lines. Commencing with the quarter ended September 30, 2003, the Company has reported the results of the businesses based in the U.S. (North American Ring-fence or "NARF") separately from the results of the businesses based in Europe and the rest of the world other than the U.S. (Non-Ring-fenced businesses or "Non NARF") as follows:

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

        NAA has been classified as a discontinued operation in the accompanying financial statements.

        The new segmentation is connected with the contractual separation or "ring-fencing" of the main U.S. based businesses that the Company implemented as part of the Financial Restructuring.

        During the periods to June 30, 2003, the Company had divided the continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

  •
  The Network Equipment segment, which comprised Optical Networks, Broadband Routing and Switching (BBRS), European Access, North American Access (NAA), Outside Plant & Power (OPP) and Other Network Equipment;

  •
  The Network Services segment, which comprised Installation, Commissioning & Maintenance (IC&M) and Value-Added Services (VAS); and

  •
  Other, which comprised non-core businesses, including Marconi Applied Technologies, all of which had been sold by the end of the quarter ended September 30, 2003.

        Commencing with the quarter ended September 30, 2003, the Company reflected segment information on both the new and old bases, as it is impracticable to restate prior period information, with the exception of revenue information.

        In certain specific cases prior to the completion of the Financial Restructuring and the implementation of the North American Ring Fence, the Company entered into contracts with customers for the supply of equipment or services, which now form part of the Non-Ring-fenced business but did this through entities, which now form part of NARF (or vice versa). These revenues are shown in the product or service area from which the revenue originated rather than through the entity that invoiced the final customer. A detailed footnote is provided to reconcile the product area sub-totals to the NARF and Non NARF revenues as they are recorded in the NARF and Non NARF consolidated financial statements (see Note 17). During the nine months ended December 31, 2003, revenues of NARF products direct to customers and through Non NARF entities totalled £388 million and revenues of products or services from Non NARF businesses sold through NARF entities totalled approximately £7 million bringing total NARF revenues to £395 million for the nine months ended December 31, 2003.

        The indentures governing the Notes issued in the Financial Restructuring require that we provide certain financial information with respect to each of (i) Marconi Corporation plc and its Non-U.S. Subsidiaries (as defined in the Indentures) and (ii) Marconi Communications, Inc. (which is the holding Company of our U.S. operations) and its Subsidiaries (as defined). For these purposes the Non NARF segment is equivalent to Marconi Communications, Inc. and its Subsidiaries. In accordance with the requirements of the indentures, we will provide the additional financial information until the Junior Notes are repaid in full.

Segmental performance

        The U.S. Financial Accounting Standards Board standard—Statement of Financial Accounting Standards No. 131—Disclosure about Segments of an Enterprise and Related Information requires the Company to determine and review its segments as reflected in the management information systems reports that its managers use in making decisions. As the Company is an English company and prepares its consolidated statutory financial statements under U.K. GAAP, its chief operating decision-maker evaluates the Company's segment performance using U.K. GAAP measures.

        Revenues and operating profits are measured on a segmental basis in accordance with U.K. GAAP (defined as operating (loss)/profit of continuing operations before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs). In the tables below, this measure is referred to as segment operating (loss)/profit.

        The following tables present the Company's revenues, operating (loss)/income before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs and other financial data from the Company's reportable segments presented in accordance with U.K. GAAP and then reconciled to U.S. GAAP financial information consolidated totals:

Analysis of reportable segments (U.K. GAAP)

New Segments

	Three months ended December 31, 2003
	Revenues	Segment operating (loss)/profit
	(in £ millions)
NARF	135	16
Non NARF	273	(3)

Segmental total—U.K. GAAP	408	13

	Nine months ended December 31, 2003
	Revenues	Segment operating (loss)/profit
	(in £ millions)
NARF	395	43
Non NARF	769	(69)

Segmental total—U.K. GAAP	1,164	(26)

Old Segments

	Three months ended December 31, 2003
	Revenues	Segment operating (loss)/profit
	(in £ millions)
Network Equipment	267	(2)
Network Services	141	15

Segment total—U.K. GAAP	408	13

	Nine months ended December 31, 2003
	Revenues	Segment operating (loss)/profit
	(in £ millions)
Network Equipment	747	(53)
Network Services	417	32
Other	—	(5)

Segment total—U.K. GAAP(2)	1,164	(26)

	Three months ended December 31, 2002
	Revenues	Segment operating (loss)/profit
	(in £ millions)
Network Equipment	261	(49)
Network Services	195	20
Other	10	(8)

Segment total—U.K. GAAP(2)	466	(37)

	Nine months ended December 31, 2002
	Revenues	Segment operating (loss)/profit
	(in £ millions)
Network Equipment	861	(228)
Network Services	587	25
Other	37	(32)
Discontinued(1)	87	(2)

Segment total—U.K. GAAP(2)	1,572	(237)

(1)
For the three and nine months ended December 31, 2002, the discontinued operation relates to the Mobile segment.

(2)
Under U.K. GAAP North American Access (NAA) is not treated as a discontinued operation in the periods ended December 31, 2003 and 2002.

Major customers

        British Telecommunications plc ("BT") accounted for 18% and 20% of revenues for the three months ended December 31, 2003 and 2002 respectively and 20% and 18% of revenue for the nine months ended December 31, 2003 and 2002 respectively.

Analysis of revenue by product (U.K. GAAP)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
Network Equipment:
Optical Networks	81	96	246	338
BBRS	30	32	96	105
European Access	62	69	154	197
North American Access	34	23	89	71
Outside Plant & Power	43	30	117	110
Other Network Equipment	17	11	45	40

Total	267	261	747	861

Network Services:
IC&M	48	53	138	153
VAS	68	103	193	306
BBRS	13	19	43	62
Outside Plant & Power	12	20	43	66

Total	141	195	417	587

Total network equipment and network services revenues	408	456	1,164	1,448

Total other revenue	—	10	—	37
Total discontinued	—	—	—	87

Total revenues	408	466	1,164	1,572

Reconciliation of U.K. GAAP segmental information to U.S. GAAP

Revenue

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
Total segmental revenue in accordance with U.K. GAAP	408	466	1,164	1,572
Discontinued operations(1)	(34)	(33)	(89)	(173)

Total segmental revenue in accordance with U.S. GAAP	374	433	1,075	1,399

(1)
Discontinued operations relate to North American Access (NAA) (not currently a discontinued operation for U.K. GAAP) and the mobile business.

Operating (loss)/income

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
Segmental operating profit/(loss) per U.K. GAAP	13	(37)	(26)	(237)
Amortization expense	(25)	(28)	(74)	(82)
General corporate expenses	(18)	(12)	(46)	(43)
Share of associates operating loss	—	(13)	(13)	(116)
Operating exceptional items	(36)	(45)	(69)	(251)

U.K. GAAP operating loss	(66)	(135)	(228)	(729)
Joint ventures and associates operating loss	—	13	13	116
U.K. GAAP operating (profit)/loss of U.S. GAAP discontinued operations	(5)	13	(5)	86
U.S. GAAP adjustments:
Share option plans	(12)	(4)	(12)	(11)
Pension and other post-retirement benefits	(5)	(2)	(15)	1
Intangible asset amortization	15	18	41	46
Restructuring costs	2	—	(22)	(4)
Gain on sale of long-lived assets	—	5	—	5
Foreign exchange transaction gains	—	—	31	—
Other	—	(17)	1	(3)

U.S. GAAP operating loss	(71)	(109)	(196)	(493)
Gain on settlement of equity forward Contract	—	—	123	—
Gain on extinguishment of liabilities	—	—	2,695	—
Provision for related party receivable	—	(18)	—	(204)
Gain/(loss) on sale of investments	—	2	11	(1)
Impairment of investments	(3)	(1)	—	(41)
Interest income	4	8	13	41
Interest expense	(46)	(35)	(75)	(179)

U.S. GAAP (loss)/income from continuing operations before income taxes	(116)	(153)	2,571	(877)

U.K.—U.S. GAAP adjustments

        With the exception of the items below, a description of the significant U.K. GAAP to U.S. GAAP adjustments as they relate to segment information is provided in note 9, Segment and related information disclosures in the Form 20-F for the year ended March 31, 2003.

Gain on equity forward contract

        At March 31, 2003, the Company recognized a gain under U.K. GAAP of £123 million upon settlement of an equity forward contract related to the ESOP in place at that time. This gain was not recognized at March 31, 2003 under U.S. GAAP because the settlement was conditional on the Financial Restructuring becoming effective on May 19, 2003. The Company paid £35 million in cash to the ESOP derivative banks to settle the Company's liability of £158 million as recorded in the consolidated balance sheet of March 31, 2003. The resulting gain, arising on the release of this liability, of £123 million is reflected in the statement of operations for the nine months ended December 31, 2003.

Gain on extinguishment of liabilities

        As described in note 2, the Company recognized a gain of approximately £3.2 billion on May 19, 2003, the date on which the Financial Restructuring was completed, of which approximately £2.7 billion was recorded in the consolidated statement of operations and approximately £0.5 billion was recorded in shareholders' equity/(deficit). This gain represented the excess of the approximately £4.8 billion of creditors' claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued in consideration on May 19, 2003. Under U.K. GAAP, the consideration for the shares issued in connection with the Financial Restructuring was treated as equal to the excess of the creditor's claims extinguished over the cash and new debt issued. Accordingly, all of the gain was recorded in shareholders' equity/(deficit).

Foreign exchange transaction gains

        Under U.K. GAAP, foreign exchange rates established by the terms of the Scheme of Arrangement were used in accounting for the gain arising on the extinguishment of liabilities, whereas under U.S. GAAP, the foreign exchange rate on May 19, 2003 the date of the Financial Restructuring was used. As a result, under U.S. GAAP, the resulting gain is £31 million higher than the gain recorded under U.K. GAAP.

11.   Commitments and contingencies

Legal proceedings

        In the Form 20-F for the year ended March 31, 2003 the Company made disclosure of the lawsuit filed by Bell Communications Research. Inc, now known as Telcordia Technologies Inc., or Telcordia. In the Form 10-Q for the six months ended September 30, 2003, the Company reported that on September 29, 2003, the district court held a hearing in relation to that lawsuit to clarify its previous claim construction ruling. Subsequent to the hearing the district court issued an opinion clarifying its original claim construction in a manner that will permit Telcordia to maintain its claim for infringement of the remaining patent. In the three months to December 31, 2003, the Company has reviewed its defense to this case and on January 5, 2004, entered into mediation with Telcordia for settlement. On January 12, 2004 the Company entered into a binding memorandum of understanding with Telcordia wherein we agreed to pay Telcordia U.S.$23.5 million in exchange for a license to Telcordia's ATM patent portfolio and as full and final settlement of all outstanding claims. We are in the process of negotiating formal definitive agreements. We currently expect to make a payment of U.S.$14 million before March 31, 2004 and the remaining balance over the next three years. As a consequence of this claim, we have reassessed our provisioning level and recorded a charge of £5 million to our operating results in the three months to December 31, 2003.

        The Company is subject to the legal proceedings set out in note 10, Commitments and Contingencies of the annual report on Form 20-F for the year ended March 31, 2003. Other than as described above, there have been no material developments in these legal proceedings for the nine months ended December 31, 2003 nor has there been a material new legal proceeding that has arisen in this period.

        The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these claims is currently not determinable, the Company does not expect the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Third party guarantees

        The Company has the following major types of guarantees that are subject to the disclosure requirements of FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Financial and other guarantees

        The Company and various of its subsidiaries have undertaken, in the normal course of business, to provide support to the joint ventures of the Company, to meet their liabilities. These undertakings contain financial guarantees. A payment under these undertakings would be required in the event of any of the joint ventures being unable to pay its liabilities. Payment of this funding would be required if requested by the joint ventures in accordance with the funding agreements. The potential amount of future payments, which may be required to be made by the Company under these guarantees, is £6 million.

        Other guarantees relate primarily to financial standby letters of credit, irrevocable undertakings to guarantee payment of a specified financial obligation. The maximum potential amount of future payments, which may be required to be made by the Company under these guarantees, is £92 million.

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

        From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company's business. There are no material indemnifications issued since January 1, 2003.

        In addition, the Company's Senior and Junior Notes are guaranteed by certain of its subsidiaries. The guarantee is a joint and several guarantee of each guarantor of all amounts due with respect to the Senior and Junior Notes. Payment under the guarantee may be required if the Company fails to make any payment when due in accordance with the terms of the Senior or Junior Notes as applicable. The potential amount of future payments under the guarantees is the same as under the Senior and Junior Notes, which is the principal amount of such Notes plus accrued and unpaid interest thereon and, in certain cases, the redemption premium provided for in such Notes. The outstanding principal amount of the Senior Notes and Junior Notes as of December 31, 2003 was £400 million and £133 million, respectively.

        Apart from the New Bonding Facility Agreement, the above mentioned documents have been entered into in connection with the Company's Senior and Junior Notes and do not themselves contain facilities for new borrowings (although they do contain indemnities and similar obligations). The Security Trust and Intercreditor Deed also gives the right for the Security Trustee to demand that the Company indemnify the Security Trustee for any costs and liabilities that arise as a result of entering into the documentation related to the Notes.

        The New Bonding Facility is a £50 million facility for the issue of bank guarantee letters of credit and performance bonds, available (until November 19, 2004) to Marconi Bonding Limited ("MBL") on behalf of certain Group companies. The Company guarantees MBL's counter indemnity and other obligations under the New Bonding Facility Agreement. In addition, the Company has certain direct liabilities under the New Bonding Facility Agreement, including certain specified arrangement and agency fees, transaction expenses, enforcement costs, increased costs, a tax indemnity and other indemnities. Cash collateral of no less than 50% is required to be maintained under the New Bonding Facility Agreement.

        As of December 31, 2003, the fair value of the Company's guarantees that were issued or modified after December 31, 2002 was not material.

Asset repurchase obligations

        An information technology outsourcing agreement was signed with Computer Sciences Corporation International Systems Management Inc. ("CSC") in May 2003. Under the terms of the agreement, property, plant and equipment with an approximate book value of £17 million and 420 employees were transferred to CSC in exchange for cash proceeds of £26 million. In addition to the transfer of employees and assets, the Company novated existing service and maintenance contracts to CSC.

        The IT service contract is for a period of ten years with a right to terminate without cause, but subject to a number of penalties, after two years and contains an obligation for the Company to repurchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, this obligation has not been quantified at December 31, 2003.

Product warranty reserves

        The following information is provided with respect to product warranty reserves included in accounts payable and other liabilities:

Description	March 31, 2003	Change to opening reserve	Additions/ (release)	Effect of Exchange rate Changes	Utilization	December 31, 2003
	(in £ millions)
Warranty reserve	43	(1)	19	—	(22)	39

12.   Investment in affiliates

Easynet

        The Company has disposed of its entire stake in Easynet Group plc ("Easynet"). The Company affected this disposal through a placing completed on July 4, 2003 of 36,135,948 ordinary shares in Easynet at a price of 112 pence per share together with a further placing completed on September 4, 2003 of 44,682,364 ordinary shares in Easynet at a price of 127 pence per share. The Company no longer has an interest in Easynet nor has representatives on the board of Easynet.

        Before expenses the disposal on July 4, 2003, raised approximately £40.5 million while the disposal on September 4, 2003, raised approximately £56.7 million

        The cash proceeds were paid into the MREA and were used to fund partial redemptions of the Junior Notes. See note 5.

13.   Discontinued operations

Discontinued operations related to NAA

        The Company established a formal plan for the disposal of the NAA business during the three months ended December 31, 2003. On January 5, 2004 the Company executed a definitive agreement for the sale of the NAA business for cash consideration of U.S.$240 million. Under the terms of the agreement, a subsidiary of Advanced Fibre Communications, Inc. will acquire the NAA business. Completion of the transaction, which is subject to regulatory approval and other customary closing conditions, is expected to occur in the first calendar quarter of 2004. The cash proceeds when received will be paid into the Mandatory Redemption Escrow Account, which will be used to fund a further mandatory redemption of the Company's Junior and Senior Notes.

        In accordance with Emerging Issues Task Force No. 87-24 "Allocation of Interest to Discontinued Operations" interest expense of approximately £9 million related to the portion of the Junior Notes that will be mandatorily redeemed as a result of the sale of the NAA business has been allocated to NAA.

        The results of operations, assets and liabilities and cash flows of NAA have been treated as discontinued for all periods reported.

Discontinued operations related to the mobile businesses

        The Company established a formal plan for the disposal of the various businesses comprising the mobile segment during fiscal 2002 and on July 17, 2003, completed the sale of its remaining non-core mobile communications subsidiary, Marconi Mobile Access SpA (also known as UMTS) to Finmeccanica SpA. Marconi agreed to capitalize the business with approximately €6 million (approximately £4 million) prior to disposal.

        Net assets and liabilities of discontinued operations at December 31, 2003 and March 31, 2003 are comprised of the following:

	December 31, 2003	March 31, 2003
	(in £ millions)
Assets:
Cash and cash equivalents	—	2
Accounts receivable	7	7
Prepaid expenses and other current assets	1	—
Inventory	7	7
Tangible fixed assets	8	13
Goodwill	65	73

Total assets	88	102

Liabilities:
Accounts payable	(8)	(15)
Accrued expenses and other liabilities	(11)	(17)

Total current liabilities	(19)	(32)

Net assets of discontinued operations	69	70

        The above assets and liabilities of discontinued operations include only those assets and liabilities that are being disposed of as part of the sale of the NAA business.

14.   Shareholders' equity

        On September 9, 2003 the Company undertook a one for five share consolidation.

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

        As a result of the Financial Restructuring, the Company is restricted from paying dividends under the terms of the new Senior and Junior notes. Accordingly, the Company's Board of Directors does not expect to declare a dividend for the foreseeable future.

15.   Related party transactions

        The table below provides details of the revenues and purchases that the Company and its subsidiaries had with equity investees, joint ventures and associates, which are not consolidated, during the nine months ended December 31, 2003 and 2002. It also provides details of the receivable and payable balances with these equity investees, joint ventures and associates as at December 31, 2003 and March 31, 2003. All transactions are in the ordinary course of business.

Nine months ended December 31, 2003
(in £ millions)
Statement of operations:
Revenues	16
Purchases	—
Nine months ended December 31, 2002
(in £ millions)
Statement of operations:
Revenues	22
Purchases	—
At December 31, 2003
(in £ millions)
Balance sheet:
Trade receivables	21
Trade payables	(1)
Other receivables	—
Other payables	—
At March 31, 2003
(in £ millions)
Balance sheet:
Trade receivables	26
Trade payables	(9)
Other receivables	—
Other payables	(403)

16.   Subsequent events

        On January 5, 2004 the Company executed a definitive agreement for the sale of the NAA business for cash consideration of U.S.$240 million. Under the terms of the agreement, a subsidiary of Advanced Fibre Communications, Inc. will acquire the NAA business. Completion of the transaction, which is subject to regulatory approval and other customary closing conditions, is expected to occur in the first calendar quarter of 2004. The cash proceeds when received will be paid into the Mandatory Redemption Escrow Account, which will be used to fund a further mandatory redemption of the Company's Junior and Senior Notes.

        On January 12, 2004, the Company completed the fifth partial redemption of its Junior Notes. All Junior Notes outstanding, including those then owned by Marconi Corporation plc, were subject to this partial redemption. As a result, this further reduced the total principal amount outstanding to approximately U.S.$209 million (approximately £117 million) of which approximately U.S.$18 million (approximately £10 million) was then owned by Marconi Corporation plc. The cash the Company received as a result of its holding of Junior Notes at the time of the partial redemption has been transferred to the Mandatory Redemption Escrow Account to be applied to future redemptions.

        On February 2, 2004 the Company announced the cancellation of approximately U.S.$18 million (approximately £10 million) of its holding of its Junior Notes.

        On February 11, 2004, the Company announced the sixth partial redemption of its Junior Notes, as a result of further releases of cash collateral held against performance bonding. All Junior Notes repurchased by the Company prior to the redemption have been cancelled and therefore the total redemption amount of U.S.$34 million (approximately £19 million) will be used to reduce the total principal outstanding to U.S.$157 million (approximately £86 million).

17.   Supplemental information for NARF & Non NARF segments

        The indentures governing the Notes, which have been filed as exhibits on our Annual Report on Form 20-F on March 31, 2003, require that the Company provides supplemental information with respect to Marconi Corporation plc and its Non-U.S. subsidiaries (as defined therein) and Marconi Communications, Inc. (the U.S. parent) and its subsidiaries. The Company calls these segments Non NARF and North American Ring-Fence (NARF), respectively. The new segments the Company has adopted reflect the classification of the Non NARF segment as equivalent to Marconi Corporation plc and its Non-U.S. subsidiaries and the NARF segment as equivalent to the U.S. parent and its subsidiaries. These segments are comprised as follows:

  •
  NARF mainly comprises the equivalent and services activities of our three U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) irrespective of the country of destination of these revenues); and

  •
  Non NARF mainly comprises our European and rest of the world based businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

        In accordance with the indenture requirements, consolidated statements of operations, consolidated balance sheets and consolidated cash flow statements, in respect of the NARF and Non NARF segments, together with a Management's Discussion and Analysis of Financial Condition in respect of each segment, follows.

        For the purposes of this additional information, NARF continues to include the results of operations and cash flows of NAA. NARF and Non NARF are the only two segments of our Group and can be reconciled to the Group total as follows:

	Three months ended December 31, 2003	Nine months ended December 31, 2003
	(in £ millions)
Revenues
NARF	135	395
Non NARF	273	769

Group (including NAA)	408	1,164

Net Income
NARF	8	27
Non NARF	(125)	2,668

Group (including NAA)	(117)	2,695

Net cash used in operating activities of continuing operations
NARF	3	7
Non NARF	(11)	(88)

Group (including NAA)	(8)	(81)

	December 31, 2003	September 30, 2003	March 31, 2003
	(£)
Net assets/(liabilities)
NARF	221	235	(348)
Non NARF	276	351	(2,986)

Segmental total—U.K. GAAP	497	586	(3,334)

CONDENSED NARF BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2003	March 31, 2003
	(in £ millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	65	75	24
Accounts receivable, net	69	80	81
Amounts due from Non NARF Group companies	126	135	157
Inventories, net	43	41	42
Prepaid expenses and other current assets	17	14	21

Total current assets	320	345	325
Property, plant and equipment, net	87	98	118
Goodwill	129	139	146
Loans due from Non NARF Group companies	174	186	83

TOTAL ASSETS	710	768	672

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	53	68	64
Amounts due to Non NARF Group companies	133	149	178
Accrued expenses and other current liabilities	135	131	169

Total current liabilities	321	348	411
Long-term debt	5	5	6
Loans due to Non NARF Group companies	147	159	579
Other liabilities	16	20	23

Total liabilities	489	532	1,019
Commitments and contingencies (Note 11)
Minority interests	—	1	1
Shareholders' equity
Ordinary shares, £0.01 par value;
Authorized: 1,000 shares at September 30 and June 30, 2003
Issued and outstanding: 100 shares at September 30 and June 30, 2003 Warrants, issued and outstanding:
Additional paid-in capital	5,174	5,174	4,618
Accumulated deficit	(5,342)	(5,350)	(5,365)
Capital reduction reserve	4	4	—
Accumulated other comprehensive loss	385	407	399

Total shareholders' equity	221	235	(348)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	710	768	672

CONDENSED NARF STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months Ended December 31, 2003	Three months ended December 31, 2003
	(in £ millions, except per share data)
Revenue	395	135
Direct costs	252	86

Gross margin	143	49
Operating expenses:
Selling, general and administrative	47	13
Research and development	43	13
Business restructuring charges	9	4
Other income	10	11

Total operating expenses	109	41
Operating profit	34	8
Other income/(expense):
Interest expense	(6)	—

Income from continuing operations before income taxes	28	8
Income tax benefit	(1)	—

Net income	27	8

CONDENSED NARF STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31, 2003	Three months ended December 31, 2003
	(in £ millions)
Cash flows from operating activities:
Net income	27	8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities from continuing operations:
Stock compensation	1	1
Depreciation and amortization	17	5
Provision for doubtful accounts	(4)	—
Changes in operating assets and liabilities, net of the effect of the extinguishment of liabilities:
Accounts receivable	6	(1)
Inventories	(4)	(5)
Accounts payable	(25)	(3)
Movement in Group balances	(13)	(5)
Accrued expenses and other liabilities	2	3

Net cash used in operating activities from continuing operations	7	3

Cash flow from/(used in) investing activities:
Purchases of property, plant and equipment	(8)	(4)
Proceeds from the sale of property, plant and equipment	11	2

Net cash provided by/(used in) investing activities	3	(2)

Cash flow from financing activities:
Net cash provided by related parties	42	—

Net cash provided by financing activities	42	—

Effects of exchange rate changes on cash and cash equivalents	(11)	(11)

Net increase/(decrease) in cash and cash equivalents	41	(10)
Cash and cash equivalents, beginning of period	24	75

Cash and cash equivalents, end of period	65	65

CONDENSED NON NARF BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2003	March 31, 2003
	(in £ millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	413	487	168
Restricted cash	209	210	964
Investment in securities	2	5	16
Accounts receivable, net	246	258	381
Amounts due from NARF Group Companies	133	149	178
Inventories, net	152	161	192
Prepaid expenses and other current assets	106	110	105
Assets of discontinued operations	—	—	4

Total current assets	1,261	1,380	2,008
Property, plant and equipment, net	104	113	145
Investments in affiliates	7	18	18
Goodwill	515	511	511
Intangibles, net	67	78	101
Loans due from NARF Group companies	147	159	579
Other non-current assets	10	17	75

TOTAL ASSETS	2,111	2,276	3,437

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Short-term debt	17	17	2,195
Current maturities of long-term debt	29	3	2,191
Accounts payable	97	90	99
Amounts due to Marconi plc and fellow subsidiaries	—	—	403
Amounts due to NARF Group companies	126	135	157
Accrued expenses and other current liabilities	562	568	929
Liabilities of discontinued operations	—	—	16

Total current liabilities	831	813	5,990
Long-term debt	499	609	24
Loans due from NARF Group companies	174	186	83
Deferred income taxes	5	5	5
Other liabilities	324	310	319

Total liabilities	1,833	1,923	6,421
Commitments and contingencies
Minority interests	2	2	2
Shareholders' equity
Ordinary shares, £0.25 par value;
Authorized: 3,134 shares at September 30 and June 30, 2003 and 6,000 shares at March 31, 2003; Issued and outstanding: 1,000 shares at September 30 and June 30, 2003, 2,866 shares at March 31, 2003	50	50	143
Warrants, issued and outstanding: 50 at June 30, 2003	12	12	—
Additional paid-in capital	1,070	1,051	895
Accumulated deficit	(503)	(378)	(3,308)
Capital reduction reserve	334	334	—
Accumulated other comprehensive loss	(687)	(718)	(716)

Total shareholders' equity	276	351	(2,986)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	2,111	2,276	3,437

CONDENSED NON NARF STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended December 31, 2003	Three months ended December 31, 2003
	(in £ millions, except per share data)
Revenue	769	273
Direct costs	610	207

Gross margin	159	66
Operating expenses:
Selling, general and administrative	188	74
Research and development	113	35
Amortization of intangibles	33	10
Business restructuring charges	90	28
Other income	(40)	6

Total operating expenses	384	153
Operating loss	(225)	(87)
Other income/(expense):
Gain on settlement of equity forward contract	123	—
Gain on extinguishment of liabilities	2,695	—
Gain on sale of fixed assets and investments	14	—
Impairment of investments	(3)	(3)
Interest income	20	5
Interest expense	(85)	(39)

Income/(loss) from continuing operations before income taxes	2,539	(124)
Income tax benefit	17	—
Gain on sale of affiliates	94	—
Equity in net loss of affiliates	(2)	—
Minority interest	(1)	(1)

Income/(loss) from continuing operations	2,647	(125)
Discontinued operations:
Gain on sale of discontinued operations, net	21	—

Net income/(loss)	2,668	(125)

CONDENSED NON NARF STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31, 2003	Three months ended December 31, 2003
	(in £ millions)
Cash flows from operating activities:
Net income/(loss)	2,668	(125)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities from continuing operations:
Loss from discontinued operations
Gain on sale of discontinued operations	(21)	—
Gain on settlement of equity forward contracts	(123)	—
Stock compensation	26	18
Gain on sale of fixed assets and investments	(14)	—
Gain on sale of affiliate	(94)	—
Depreciation and amortization	76	23
Gain on extinguishment of liabilities	(2,695)	—
Change in current and deferred taxes	(19)	(1)
Equity in net loss of affiliates
Changes in operating assets and liabilities, net of the effect of the extinguishment of liabilities:
Accounts receivable	127	11
Inventories	43	11
Accounts payable	(42)	30
Movement in Group balances	13	5
Accrued expenses and other liabilities	(33)	17

Net cash used in operating activities from continuing operations	(88)	(11)

Cash flow from investing activities:
Purchases of property, plant and equipment	(12)	(4)
Proceeds from the sale of property, plant and equipment	24	3
Net cash received for investments in joint ventures and associates	23	—
Investment in NARF	(42)	—
Purchase of interest in related parties	(6)	—
Disposal of interest in related parties	108	4

Net cash provided by investing activities	95	3

Cash flow (used in)/from financing activities:
Repayment of short-term borrowings, net	(7)	(3)
Repayment of long-term borrowings, net	(156)	(50)
Distribution to creditors under the scheme relating to debt and borrowings	(330)	—
Restricted cash transferred from secured accounts	755	1

Net cash provided by/(used in) financing activities	262	(52)

Net cash used by discontinued operations	2	2
Effects of exchange rate changes on cash and cash equivalents	(26)	(16)

Net increase/(decrease) in cash and cash equivalents	245	(74)
Cash and cash equivalents, beginning of period	168	487

Cash and cash equivalents, end of period	413	413

Supplemental disclosure of cash flow activity:
Cash payments for interest	(33)	(14)
Cash payments for income taxes	(2)	—
Issuance of shares to extinguish liabilities	562	—
Distribution of warrants to former plc shareholders	(12)	—
Gain on extinguishment of related party liabilities	507	—
Issuance of new debt to extinguish liabilities	690	—
Distribution to creditors under the scheme relating to operating activities	10	—

NARF & Non NARF supplemental information

        The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and management discussion and analysis of financial condition and results of operations appearing elsewhere in this Form 10-Q. For the purposes of this additional information, NARF continues to include the results of operations and cash flows of NAA.

Results of operations

Revenues

Three months ended December 31, 2003 as compared to the three months ended September 30, 2003

        Certain sales of our products (produced by our Non NARF businesses) are transacted through NARF businesses where economies of scale permit the NARF businesses to process these transactions more efficiently.

        NARF revenues of £135m in the three months ended December 31, 2003, decreased £4 million or 3% as compared to revenues of £139 million in the three months ended September 30, 2003, mainly due to the depreciation of the U.S. dollar in the quarter. Had the U.S. dollar remained stable in the quarter, NARF revenues would have been around £10 million higher.

        Total BBRS revenues of £43 million in the three months ended December 31, 2003, decreased £10 million or 19% as compared to £53 million in the three months ended September 30, 2003. A slight decrease of £2 million in sales of BBRS services was compounded by a decline of £8 million in equipment sales. Other than the impact of the weakening U.S. dollar, the decrease was attributable to lower equipment sales to the U.S. Federal Government, as expected, after the seasonally higher level of spend in the previous quarter. This trend is in line with the U.S. Federal Government's typical seasonal purchasing pattern.

        Total OPP sales of £55 million in the three months ended December 31, 2003, increased by £1 million or 2% as compared to £54 million in the three months ended September 30, 2003. Continued softness in central office spending by U.S. wireline operators led to a further reduction in sales of OPP services but this was more than offset by an approximate 10% increase in OPP equipment sales resulting from the continued strong level of shipments to wireless operators in the U.S. and CALA during the period.

        NAA sales of £34 million in the three months ended December 31, 2003 increased by £4 million or 13% as compared to £30 million in the three months ended September 30, 2003, driven by ADSL upgrade programs (particularly at BellSouth).

        Total revenues recorded in NARF during the nine months ended December 31, 2003 were £395 million and included £7 million of products and services from Non NARF businesses, which were sold through NARF entities.

        Non NARF revenues of £273 million in the three months ended December 31, 2003 increased £23 million or 9% as compared to £250 million in the three months ended September 30, 2003, with the improvement mainly due to Access Network Equipment and Value Added Services.

        Optical Network revenues of £81 million in the three months ended December 31, 2003 were flat as compared to the previous quarter, as operators continued to spend only to maintain the smooth running of existing infrastructure as opposed to new build projects. In particular, increased shipments of SDH equipment to Telecom Italia offset a reduction in the level of sales of optical equipment to BT, mainly due to the timing of shipments.

        Access Networks revenues of £62 million in the three months ended December 31, 2003, increased £14 million or 29% as compared to £48 million in the three months ended September 30, 2003. This increase was driven by continued strength in demand in the German market for fixed wireless access equipment to mobile operators ahead of the December 31, 2003 deadline set by the National Regulator to achieve 25% 3G mobile coverage. We also experienced a slight seasonal increase in sales of narrowband access products at the end of the financial year to a number of German customers. The above more than offset a slight reduction in the level of sales of our multi-service access node, the Access Hub, from £10 million in the second quarter to £9 million. While the volume of shipments to Telecom Italia increased significantly during this period, a high proportion of this was scheduled towards the end of the quarter and in accordance with the contract terms will be recognized as sales during the fourth quarter.

        Other Network Equipment revenues of £17 million in the three months ended December 31, 2003 were flat as compared to the previous quarter. A decline in sales of multi-media terminals and payphones were offset by additional sales from the phasing of long-term legacy infrastructure contracts in Hong Kong.

        Overall Networks Services revenues in Non NARF for the three months ended December 31, 2003 of £116 million increased by £8 million or 7% as compared to £108 million in the three months ended September 30, 2003. This increase was primarily driven by growth in Value-Added Services, up £7 million to £68 million, with IC&M stable. The growth in VAS resulted mainly from the higher level of sales under one specific long-term cable services contract in the U.K. as well as an increase in wireless service sales under one specific contract in the Middle East. We also recorded modest growth in sales of Integrated Systems mainly driven by the completion of key milestones in transport sector projects in Germany.

Gross margins

        NARF gross margins of £49 million or 36.3% in the three months ended December 31, 2003, decreased from £54 million or 38.8% in the three months ended September 30, 2003 primarily due to the expected lower proportion of higher margin BBRS equipment. NARF gross margins are driven by the BBRS business, which benefits from gross margins that are higher than the average for our group. BBRS forms an important part of our next generation product and service offering and is not a business that we are currently managing for value and ultimately disposal.

        Non NARF gross margins of £66 million or 24.2% in the three months ended December 31, 2003, increased from £47 million or 18.8% in the three months ended September 30, 2003. This improvement was mainly due to cost savings in our European supply chain and manufacturing operations, and increased volume in fixed access wireless equipment, particularly in Germany.

Operating expenses

        NARF operating expenses of £41 million or 30% of revenues in the three months ended December 31, 2003, increased by £4 million or 11% as compared to £37 million or 27% of revenues in the three months ended September 30, 2003. This increase is mainly due to a £5 million charge largely relating to an increase in provision to settle the legal claim with Telcordia (as described on page 27).

        Non NARF operating expenses of £153 million or 56% of revenues in the three months ended December 31, 2003, increased £26 million as compared to £127 million or 51% of revenues in the three months ended September 30, 2003. Business restructuring charges related to employee severance and site rationalization costs of £28 million charged in the three months ended December 31, 2003, increased £18 million as compared to the £10 million charged in the three months ended September 30, 2003. Stock compensation expense of £18 million charged in the three months ended December 31,

2003 increased £11 million as compared to the £7 million charged in the three months ended September 30, 2003.

Liquidity and capital resources

Operating activities

        Net cash used in NARF operating activities of continuing operations was £3 million in the three months ended December 31, 2003. Income from continuing operations of £8 million, stock compensation of £1 million and depreciation and amortization of £5 million were offset by changes in operating assets and liabilities of £11 million. In the three months ended September 30, 2003, net cash of £1 million was used by NARF operating activities of continuing operations. Income from continuing operations of £15 million and depreciation and amortization of £5 million were offset by changes in operating assets and liabilities of £21 million. In the third quarter, operating profit was offset by the payment of £10 million of inter company creditors to Non NARF. Working capital tied up in the increase in creditors was funded through cash collection from debtors. In the previous quarter, operating profitability before exceptional items was offset by working capital movements due to the timing of creditor payments and reductions in advanced billings on legacy enterprise customer service contracts.

        Net cash used in Non NARF operating activities of continuing operations was £11 million in the three months ended December 31, 2003. Net loss from continuing operations of £125 million and a change in current and deferred taxes of £1 million were offset by stock compensation of £18 million, depreciation and amortization of £23 million and changes in operating assets and liabilities of £74 million. Net cash used by Non NARF operating activities of continuing operations was higher at £25 million in the three months ended September 30, 2003, as compared with the three months ended December 31, 2003, mainly as a £94 million gain was recorded on the sale of our affiliate, Easynet, and a further £14 million gain arising on the sale of investments in the three months ended September 30, 2003.

Investing activities

        Net cash used by NARF investing activities was £2 million in the three months ended December 31, 2003. Purchases of property, plant and equipment of £4 million were partially offset by proceeds from the sale of property, plant and equipment of £2 million. In the three months ended September 30, 2003, net cash used by investing activities of £1 million was mainly due to the purchase of property, plant and equipment.

        Net cash provided by Non NARF investing activities was £3 million in the three months ended December 31, 2003. Disposals of interests in related parties of £4 million were partially offset by purchases and proceeds of plant and equipment that net to £1 million. Net cash used by Non NARF investing activities was £124 million in the three months ended September 30, 2003, and principally resulted from proceeds from the disposal of interests in related parties of £104 million (primarily related to Easynet) and net cash received for investments in joint ventures and associates of £23 million.

Financing activities

        NARF had no financing activities in the three months ended December 31, 2003 or in the three months ended September 30, 2003. In the three months ended June 30, 2003, and prior to our Financial Restructuring, NARF received a cash capital contribution of £42 million from Non NARF.

        Net cash used by Non NARF financing activities was £52 million in the three months ended December 31, 2003. Repayment of long-term borrowings of £50 million related mainly to interest paid on the Junior and Senior Notes issued by Marconi Corporation plc and the 10% premium paid to redeem Junior Notes during the third quarter. Net cash used by Non NARF financing activities was £98 million in the three months ended September 30, 2003, and was primarily related to interest payments on the Junior and Senior Notes and the 10% premium paid on Junior Notes redeemed during the second quarter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis should be read in conjunction with the information under the caption "Risk Factors" below, our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes contained in our Form 20-F filed on June 27, 2003 with the Securities and Exchange Commission. Since the completion of the Financial Restructuring on May 19, 2003, Marconi Corporation plc has replaced Marconi plc (now known as M (2003) plc) as the parent company of the Group and the Group now consists of Marconi Corporation plc and its subsidiaries. M (2003) plc is no longer a member of the Group.

Forward looking statements

        This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition as well as for our plans and objectives for our business operations and financial performance and conditions. You can identify these statements by words such as "aim", "anticipate", "assume", "believe", "could", "due", "estimate", "expect", "goal", "intend", "may", "objective", "plan", "positioned", "should", "target", "will", "would", and other similar expressions which are predictions of or indicate future events and future trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which are in some cases beyond our control and may cause our actual results, performance and condition or achievements to differ materially from those expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described below under the caption "Risk Factors".

Overview

        We are a focused multi-regional provider of telecommunications equipment and services, which we supply to major telecommunications network operators, government agencies and selected large enterprises worldwide.

        There were no significant changes in conditions in our main markets during the third quarter ended December 31, 2003 and we observed very similar trends to those reported in the period ending September 30, 2003. Overall, customer capital expenditure on network equipment and services continued to run at a lower level than in the previous financial year but we are now observing a trend towards year on year sales stability. Total revenues of £374 million in the three months ended December 31, 2003, declined 13% as compared to £432 million for the three months ended December 31, 2002. This compares to the 33% year on year reduction we recorded in the first quarter and 22% reduction in the second quarter on a similar basis. In our revenue outlook below, we indicate an expected further reduction in the year on year decline in the fourth quarter of the financial year and a return to relative stability year on year in the first quarter of the next financial year. Our revenue guidance is based on Group revenue excluding our North American Access business, the sale of which we announced in January and expect to complete by the end of March 2004, and does not include the impact of any future foreign exchange movements.

        On a sequential basis, total revenues for the three months ended December 31, 2003 increased 4% as compared to £359 million for the three months ended September 30, 2003. The three main drivers of growth during the period were:

  •
  Next generation wireless network roll-outs which led to increased demand for our fixed wireless access products in Germany and power systems equipment in the United States;

  •
  The phasing of a number of our long-term service contracts in the Middle East, UK and Germany; and

  •
  Further growth in North American Access sales as BellSouth continued to roll out its broadband access network. This more than offset the reduction in BBRS sales as expected resulting mainly from the lower level of spend by the US Federal Government in line with this customer's typical seasonal spending patterns. Further analysis of sales by geography and by product area is set out below.

        Foreign exchange translation and in particular the weakening of the US dollar impacted revenues for the three months ended December 31, 2003. On a sequential basis, the weaker US dollar and stable Euro exchange rates led to an £11 million reduction of local currency revenues upon translation to sterling. Year on year, the appreciation in Euro exchange rates more than offset the weakening US dollar and led to a £2 million favorable foreign exchange translation gain on revenues for the three months ended December 31, 2003.

        All of the above revenue figures represent continuing operations excluding our North American Access (NAA) business. We established a formal plan for the disposal of the NAA business during the three months ended December 31, 2003. On January 5, 2004 the Company executed a definitive agreement for the sale of the NAA business for cash consideration of U.S.$240 million. Under the terms of the agreement, a subsidiary of Advanced Fibre Communications, Inc. will acquire the NAA business. Completion of the transaction, which is subject to regulatory approval and other customary closing conditions, is expected to occur in the first calendar quarter of 2004. The cash proceeds when received will be paid into the Mandatory Redemption Escrow Account, which will be used to fund a further mandatory redemption of the Company's Junior and Senior Notes.

        We continued to make good progress in terms of our planned operational performance improvements during the third quarter.

        Gross margin of 25.8% of total revenues for the nine months ended December 31, 2003 increased from 24.7% of total revenues in the six months ended September 30, 2003 mainly as a result of cost savings and increased efficiencies in our supply chain, particularly in Europe.

        Operating loss of £196 million, decreased £297 million in the nine months ended December 31, 2003 as compared to £493 million in the nine months ended December 31, 2002. This improvement was driven primarily by cost reductions achieved across all areas of operating expenditure and related mainly to headcount and associated costs, further streamlining of R&D programs, particularly in BBRS, to align future development to specific customer requirements and reduced level of spend on third party professional fees.

        We continue to focus on cost reduction and cash generation initiatives in order to:

  •
  Increase gross margin as a percent of revenues by March 31, 2004; and

  •
  Reduce the operating cost run-rate by March 31, 2004.

        We have continued to focus on our cash generation initiatives. At December 31, 2003, our total cash balance (including restricted cash) totaled £687 million, a decrease of £469 million as compared with £1,156 million at March 31, 2003. We had significant cash outflows in the nine months ended December 31, 2003 of £340 million and £35 million related to the completion of our Financial

Restructuring on May 19, 2003 and the settlement with our ESOP derivative banks, respectively. The £340 million outflow represented a distribution of cash to scheme creditors under our scheme of arrangement. In addition, we repaid approximately U.S.$250 million (or approximately £153 million) of our Junior Notes in the nine months ended December 31, 2003 together with a £14 million redemption premium. Partially offsetting these cash outflows were £26 million of proceeds from our IT outsourcing agreement with CSC that we completed in June 2003 and proceeds from the disposals of assets and investments of approximately £160 million.

        In parallel, we are undertaking a review of our longer-term capital structure to assess the optimum level and balance of cash and debt required to support our ongoing business. We continue to manage our Outside Plant and Power business for value and will proceed with the disposal of this business if and when we believe that a disposal opportunity makes most economic sense. In the meantime, this business unit continues to make a positive contribution to our operating results and cash flow.

        Finally, we are maintaining momentum with our next generation products and services. During the quarter we announced the first sale of our recently launched multi-haul DWDM system to TeliaSonera (Scandinavia) and launched our new optical multi-service metro 16-64 platform which has already been shipped to a number of European second tier operators and is due to start trials in the next few months with other larger operators in Europe, Asia Pacific and Latin America. We also announced an extension in scope and duration to our ongoing service support contract with BT and more recently, in February 2004, announced frame contract renewals with Telecom Italia for next generation optical and broadband access equipment. Our continued focus on specific R&D projects will bear further fruits in the coming weeks with the planned launch during March 2004 of our new AXR digital multipoint radio transmission platform, our new Series 4 SDH ultra-compact product line, the second release of our BXR-48000 multi-service switch-router incorporating enhanced IP functionality and a new line-card for our Access Hub, the VDSL combo-card, which allows the operator to carry a combination of video and voice services over the same multi-service access node.

Outlook

Revenues

        We believe that our markets are beginning to stabilize although we expect to continue to see volatility in revenues from quarter to quarter as a result of various regional demand drivers that we describe below.

        This outlook is based on our view of the expected like-for-like revenue profile of our operations excluding our North American Access business (NAA) and does not take into consideration any impact of future foreign exchange movements.

        Overall, on a like-for-like basis, we expect fourth quarter sales to be flat to slightly up on the £374 million recorded in the third quarter from continuing operations. We expect to benefit from good growth in the U.K. partly as a result of the scheduled phasing of sales to BT. This, however, will be partially offset by expected reductions in sales in Germany following completion of the fixed wireless access build-outs by many of the German wireless operators, the Middle East and in the U.S. where we expect growth in BBRS sales to the U.S. Federal Government to be offset by a decrease in sales of Outside Plant & Power equipment driven mainly by the slowdown in demand from our major wireless operator customers described below.

        While it remains difficult to predict sales beyond the next quarter to a high degree of accuracy, our current view of the first quarter of the next financial year shows relative stability year on year compared to the £342 million from continuing operations recorded in the first quarter of this financial year, in line with the seasonal pattern of customer demand experienced in the current year.

Operating performance

        In light of the further increase in gross margin recorded in the third quarter and progress made to date on ongoing improvement initiatives, we expect that we will continue to make steady progress in increasing gross margin as a percent of revenues in the remainder of the year.

        We expect the following factors to contribute to this improvement:

  •
  Further cost savings from planned and previously announced rationalisation and headcount reductions within our remaining in-house supply chain operations, particularly in Europe

  •
  Further efficiency gains from our outsourced manufacturing operations

  •
  Product cost reductions as we continue to roll-out new and cost-reduced product lines

        In addition, we expect fourth quarter gross margin to benefit from a more favorable business mix, with an expected increase in higher margin BBRS equipment sales, the previously disclosed scheduled high margin sale of software licenses to a US wireless operator and improved profitability from certain long-term service contracts.

        In the longer-term, we expect additional gross margin improvements to come from:

  •
  Continued increases in the proportion of materials and components sourced from low cost locations, and

  •
  Further benefits of product cost reductions as we increase the proportion of sales of re-designed and re-engineered product lines.

        The disposal of our North American Access business does not materially impact our targeted gross margin as gross margins in this business are in line with the Group average.

        We continue to make good progress in terms of operating cost reductions as a result of the foreign exchange translation benefits that we recorded during the third quarter and incremental cost savings that we can now see coming through from headcount and associated cost reduction initiatives currently under way.

        As we improve our overall operating performance, we continue to focus on cash conversion and expect to generate positive operating cash in the final quarter of the year.

Business restructuring charges and cash costs

        In order to more effectively complete our currently planned cost reduction actions, we will incur further business restructuring cash costs, a large proportion of which will come through utilization of amounts currently provided with the balance to be expensed directly through the statement of operations.

        At December 31, 2003 total amounts provided for business restructuring amounted to £61 million. Approximately £26 million of the amount provided relates to planned costs of severance payments particularly in Germany and Italy, where we have recently commenced redundancy programs and have identified and announced the names of employees who will leave the business during the next three to six months. These redundancy programs replace our previously planned actions to implement reduced working hours in Germany and reduce our reliance on government-sponsored cassa integrazione schemes in Italy. These programs are more costly to implement but represent a more permanent cost saving to the Group.

        The balance of £35 million relates to other restructuring costs and mainly comprises the ongoing cost of leases on properties made vacant in the US, UK and Germany as a result of our downsizing actions and other supplier liability commitments. We continue to seek early settlements of the onerous lease commitments where this is possible and where the outcome of such a settlement offers economic benefit to the Group. The balance also includes provisions to cover costs to be incurred by the administrator in the context of the Marconi Corporation plc financial restructuring scheme. We expect approximately half of the £35 million to be paid out before the end of the next financial year and the balance to be ongoing cash costs over a number of years.

        Taking into account the planned utilization of amounts provided described above and additional cash costs that will be expensed directly to the statement of operations, we expect to incur total cash costs of around £30 million during the fourth quarter of the financial year. During fiscal year 05, we now expect to incur further cash costs of approximately £25 million to complete our currently planned headcount and associated cost reductions and to cover our onerous lease and other supplier commitments.

        In addition to the above, as disclosed in Note 11 to the attached financial statements, we have agreed to pay U.S.$23.5 million (approximately £13 million) to Telcordia in exchange for a license to its ATM patent portfolio and in full and final settlement of a previously disclosed lawsuit. We are in the process of negotiating formal definitive agreements and currently expect to make a payment in the region of U.S.$14 million (approximately £8 million) before March 31, 2004 and the remaining balance over the next three years.

Basis of presentation

        Our condensed consolidated financial statements as at December 31, 2003 and for the three and nine months ended December 31, 2003 and 2002 included in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The discussion and analysis below of our consolidated results of operations and financial condition are based upon these financial statements.

        The U.S. Financial Accounting Standards Board standard—Statement of Financial Accounting Standards No. 131—Disclosure about Segments of an Enterprise and Related Information requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures. Therefore, we have presented our discussion and analysis of segment revenues and operating (loss)/profit below based upon information prepared in accordance with U.K. GAAP. In addition, our financial targets are determined in accordance with U.K. GAAP. Therefore, where we make reference to our previously disclosed financial targets, including our operating cost run-rate, we are referring to U.K. GAAP measures.

        In connection with our Financial Restructuring, we adopted a new reporting structure that segments our businesses along geographical lines. Commencing with the quarter ended September 30, 2003, we have reported the results of our businesses based in the U.S. (North American Ring-fence or "NARF") separately from the results of our businesses based in Europe and the rest of the world other than the U.S. (Non-Ring-fenced businesses or "Non NARF") as follows:

  •
  NARF (the U.S.parent, Marconi Communications, Inc., and its subsidiaries) mainly comprises the equipment and services activities of our three U.S. based Broadband Routing and Switching (BBRS), Outside Plant & Power (OPP) and North American Access (NAA) (irrespective of the country of destination of these revenues); and

  •
  Non NARF (the issuer, Marconi Corporation plc, and its non U.S. subsidiaries) mainly comprises our European and the rest of the world based businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

        Our new segmentation is connected with the contractual separation or "ring-fencing" of our U.S. based businesses that we implemented as part of our Financial Restructuring.

        During the periods to June 30, 2003, we had divided our continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

  •
  The Network Equipment segment, which comprised Optical Networks, Broadband Routing and Switching (BBRS), European Access, North American Access (NAA), Outside Plant & Power (OPP) and Other Network Equipment;

  •
  The Network Services segment, which comprised Installation, Commissioning & Maintenance (IC&M) and Value-Added Services (VAS); and

  •
  Other, which comprised non-core businesses, including Marconi Applied Technologies, all of which had been sold by the end of the quarter ended September 30, 2003.

        Commencing with the quarter ended September 30, 2003, we reflected segment information on both the new (NARF and Non NARF) and old (Network Equipment, Network Services and Other) bases, as it is impracticable for us to restate prior period information for the NARF and Non NARF segments, with the exception of revenue information.

        In certain specific cases prior to the completion of our Financial Restructuring and the implementation of the North American Ring Fence, we entered into contracts with customers for the supply of equipment or services, which now form part of our Non Ring-fenced business but did this through legal entities, which now form part of NARF (or vice versa). In our analysis of revenues by product area on page 61, we show these revenues in the product or service area from which the revenues originated rather than through the legal entity which invoiced the final customer, and provide a detailed footnote to reconcile the product area sub-totals to the NARF and Non NARF revenues as they are recorded in the NARF and Non NARF consolidated financial statements (see pages 33 to 41). During the nine months ended December 31, 2003, NARF products revenues direct to customers and through Non NARF legal entities totalled £388 million and revenues of products or services from Non NARF businesses sold through NARF legal entities totaled approximately £7 million bringing total NARF revenues to £395 million for the nine months ended December 31, 2003.

        The indentures governing the Notes issued in the Financial Restructuring require that we provide certain financial information with respect to each of (i) Marconi Corporation plc and its Non-U.S. Subsidiaries (as defined in the Indentures) and (ii) Marconi Communications, Inc. (which is the holding company of our U.S. operations) and its Subsidiaries (as defined). For these purposes the Non NARF segment is equivalent to Marconi Communications, Inc. and its Non-U.S. Subsidiaries and the NARF segment is equivalent to Marconi Communications, Inc. and its subsidiaries. We have provided and will continue to provide additional financial information relative to our new segments, until we have completed the repayment in full of the Junior Notes.

Discontinued operations

        The Company established a formal plan for the disposal of the NAA business during the quarter ended December 31, 2003 and on January 5, 2004, we announced the sale of our NAA business and are now in the final stages of obtaining clearance from the relevant authorities. The NAA business is disclosed as a discontinued operation under U.S. GAAP in the attached financial statements. In the segmentation discussed below under U.K. GAAP, the NAA business is not a discontinued operations. Under U.K. GAAP we define continuing operations excluding the NAA business as ongoing operations.

        In the nine months ended December 31, 2002, discontinued operations comprised our Italy based Strategic Communications subsidiary, the disposal of which was completed in August 2002.

Results of operations—Consolidated

        The following table presents our results of operations for the three and nine months ended December 31, 2003 and 2002 prepared in accordance with U.S. GAAP.

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
Revenues:
Equipment revenues	233	238	658	790
Services revenues	141	195	417	587
Other	—	—	—	22

	374	433	1,075	1,399
Direct costs	270	330	798	1,148

Gross margin	104	103	277	251
Operating expenses:
Selling, general and administrative	84	86	227	262
Research and development	45	61	145	220
Amortization of intangibles	10	11	33	33
Business restructuring charges	32	42	98	171
Loss/(gain) on sale of long-lived assets	—	9	—	(5)
Impairment of long-lived assets	—	7	—	59
Other expense/(income)	4	(4)	(30)	4

Total operating expenses	175	212	473	744

Operating loss	(71)	(109)	(196)	(493)
Other income/(expense):
Gain on settlement of equity forward contract	—	—	123	—
Gain on extinguishment of liabilities	—	—	2,695	—
Provision for related party receivable	—	(18)	—	(204)
Gain/(loss) on sale of investments	—	2	14	(1)
Impairment of investments	(3)	(1)	(3)	(41)
Interest income	4	8	13	41
Interest expense	(46)	(35)	(75)	(179)

(Loss)/income from continuing operations before income taxes	(116)	(153)	2,571	(877)
Income tax benefit	—	3	16	17
(Loss)/Gain on sale of affiliates	—	(2)	94	—
Equity in net loss of affiliates	—	—	(2)	(60)
Minority interest	(1)	—	(1)	—

(Loss)/income from continuing operations.	(117)	(152)	2,678	(920)
(Loss)/Gain on sale of discontinued operations, net	—	(4)	21	18
Loss from discontinued operations	—	(11)	(4)	(89)

Net (loss)/income	(117)	(167)	2,695	(991)

Foreign Exchange Impact

        We have significant translation exposure to foreign exchange movements as approximately 32% of our sales are derived in U.S. dollars and 28% in Euros. During the nine months ended December 31, 2003, we have seen the nine month U.S. dollar rate weaken over the period by 8% and the nine month

Euro rate over the period strengthen by 9%. The movement in the U.S. dollar was particularly significant in the three months ended December 31, 2003 as the average rate for the quarter weakened by 8% on the previous quarter. In contrast, the Euro average rate remained stable.

        The impact of these rate changes on our results is set out below.

	Three months ended December 31, 2003	Nine months ended December 31, 2003
	(in £ millions)
Revenues	(11)	2
Gross margin	(3)	(2)
Operating expenses	3	(4)

Operating profit	—	(6)

        In the three months ended December 31, 2003 as compared to the three months ended September 30, 2003 the Euro remained stable but the impact of U.S. dollar exchange rate movements was to decrease revenues by approximately £11 million. Gross margin and operating costs were decreased by approximately £3 million each, leading to the adjusted operating profit (before exceptional items) being materially unchanged.

        In the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002 the net impact of the cumulative exchange rate movements was to increase revenues by approximately £2 million, as the strengthening Euro offset the weakening U.S. dollar. As the U.S. businesses have higher average margins than Euro and Pound Sterling businesses, the impact was to depress the gross margin by approximately £2 million. Euro and Pound Sterling businesses also have higher levels of operating expenses than U.S. businesses hence operating costs were approximately £4 million higher due to the strengthening Euro. This led to the adjusted operating profit (before exceptional items) being decreased by approximately £6 million.

Revenues

        The following table sets forth our revenues by geographical region of destination for the three and nine months ended December 31, 2003 and 2002 as reported under U.S. GAAP:

	Three months ended December 31,				Nine months ended December 31,
	2003		2002		2003		2002
	(in £ millions)	(%)	(in £ millions)	(%)	(in £ millions)	(%)	(in £ millions)	(%)
United Kingdom	101	27.0	122	28.2	301	28.0	377	26.9
Italy	38	10.1	35	8.1	112	10.4	116	8.3
Germany	58	15.5	55	12.7	135	12.6	126	9.0
Other	44	11.8	75	17.3	136	12.6	238	17.0

Total Europe, Middle East and Africa (EMEA)	241	64.4	287	66.3	684	63.6	857	61.2
North America	88	23.5	104	24.0	275	25.6	351	25.1
Central and Latin America (CALA)	13	3.5	13	3.0	34	3.2	48	3.4
Asia-Pacific (APAC)	32	8.6	29	6.7	82	7.6	121	8.7
Other	—	—	—	—	—	—	22	1.6

Total revenues	374	100	433	100	1,075	100	1,399	100

        Whilst showing some signs of stabilizing, capital expenditure by our main incumbent telecommunications customers continued to run at a considerably lower rate than in fiscal 2003, leading to sales declines across all major geographic regions in both the three months and nine months ended December 31, 2003 as compared to the three and nine months ended December 31, 2002. Market conditions remain difficult and price pressure exists in all regions. Conditions remain most challenging in the APAC and CALA regions where local manufacturers are pushing prices down, which has had the effect of reducing revenues in these regions.

Three months ended December 31, 2003 compared with three months ended December 31, 2002

        Of the overall reduction in revenues during the period, 78% occurred in the Europe, Middle East and Africa region (EMEA). The £46 million or 16% decrease in sales in EMEA was largely driven by a reduced level of sales in the U.K. and the Middle East, which was partially offset by increased sales in Germany.

        Revenues in the U.K. in the three months ended December 31, 2003 decreased by 17% compared to sales in the three months ended December 31, 2002. Of this £21 million decrease, £20 million related to reduced sales to BT as our largest customer has focused its reduced capital expenditure on the accelerated deployment of its broadband access network and supporting technologies resulting in greater reductions in spend in other areas, particularly Optical Networks. We were not a supplier of broadband access equipment as part of BT's initial deployment but we expect to benefit in the future from our previously disclosed three-year frame contract for the supply of our next generation multi-service access node, the Access Hub. We expect to begin making shipments of our Access Hub into BT's network early in the next fiscal year. Sales of Network Services in the U.K. remained relatively stable overall during the period. However, there was a decline in Installation & Commissioning due to the reduction in equipment sales, which was offset by an increase in Value Added Services resulting from higher sales of cable services. Sales of Voice Systems were down year on year due to the higher level of sales associated with a software upgrade carried out during the three months ended December 31, 2002.

        In Italy, revenues increased by 9% as compared to revenues in the three months ended December 31, 2002. Sales to Telecom Italia (TI) were up during the period as a result of increased shipments of our SDH equipment together with slightly increased sales of our Access Hub product to Fastweb under the new contract for ADSL that was previously announced. This was partially offset by decreases in sales to other second tier operators, particularly as a result of phasing network build projects with Wind. In the three months ended December 31, 2003, sales to these customers were focused on infill and activities to increase the efficiency of the existing infrastructure, which are typically not of the same magnitude as the initial network builds which occurred in the three months ended December 31, 2002.

        Revenues in Germany increased by 5% as a result of strong demand from wireless operators, notably E-Plus, O2 and Vodafone for fixed wireless access equipment, as these customers continued to roll out 3G mobile networks in order to reach the 25% mobile coverage threshold prior to the December 31, 2003 deadline set by the national regulator.

        More than half of the 41% sales decline in other countries in the EMEA region occurred in the Middle East. This is due to the completion of a key phase of a long-term service contract in Saudi Arabia in the three month period ended December 31, 2002 and a reduced level of sales of wireless consultancy services. A further £4 million of the decrease in sales arose as a result of the disposal of our South African legacy operations completed in December 2002. The balance related to further reductions in capital expenditure by other European second tier operators.

        In ongoing operations in North America, the 15% decrease related mainly to the disposal of our U.S. based SMS subsidiary, which was completed in December 2002. A reduction in revenues of Value

Added Services (wireless) was partially offset by an increase in revenues of Outside Plant and Power (OPP) equipment as a result of increased spending by U.S. wireless operators. Sales of Broadband Routing and Switching (BBRS) services declined due to the completion of a key phase of a major airport infrastructure project and OPP services revenues declined due to reductions in central office spending by U.S. wireline operators.

        Although revenues in Central and Latin America (CALA) were flat, customer spending in the region continues to remain at very low levels as a result of the general downturn in economic conditions. Current demand is coming from the wireless rather than fixed wireline operators and is focused mainly on Optical Networks and Outside Plant and Power equipment.

        The increase in sales in Asia Pacific (APAC) was driven primarily by a higher level of Optical Network sales in India under a new frame contract signed during the current fiscal year, as well as increased sales in China. Direct sales of Optical Network equipment to Telstra in Australia increased, but were slightly more than offset by the decrease in indirect sales through Siemens as this distribution agreement nears expiry.

Nine months ended December 31, 2003 compared with nine months ended December 31, 2002

        The trends in the geographic regions were broadly similar to those described above in respect of the comparison for the three month periods ended December 31, 2002 and 2003, with EMEA accounting for 53% of the reduction in revenues between periods.

        Within EMEA, reduced revenues in the U.K., Middle East and Italy were partially offset by growth in Germany. In the U.K., revenues decreased by 20% compared with the nine months ended December 31, 2002, mainly as a result of a reduction in sales of optical networking equipment to BT and the impact of the sale of a software upgrade in the Voice Systems part of our Access Networks business in the nine months ended December 31, 2002, which was not repeated in the nine months ended December 31, 2003. In Italy, revenues were down 3% compared to the nine months ended December 31, 2002, a result of phasing of network build projects with Omnitel and Wind. In the nine months ended December 31, 2003, sales to these customers were focused on infill and activities to increase the efficiency of the existing infrastructure, which are typically not of the same magnitude as the initial network builds which occurred in the nine months ended December 31, 2002. In Germany, revenues increased 7% as compared to the nine months ended December 31, 2002 as a result of the increased demand for fixed wireless access equipment in the three months ended December 31, 2003 for the reasons described above. Revenues in other countries of the EMEA region were down 43% compared to the nine months ended December 31, 2002. As described above, the main factor behind this decline in revenues was the reduced level of sales of Network Services in the Middle East.

        Revenues in North America for continuing operations reduced by 22% compared to the nine months ended December 31, 2002. The main cause of the decline was the disposal of our U.S.-based SMS subsidiary, which was completed in December 2002 and the reduction in sales of wireless software and services in North America, as described above. There was also a reduction in sales of BBRS services due to the completion of a key phase of a significant airport services contract in the previous year, which was compounded by a decline in OPP services revenues due to continued softness in central office spending by U.S. wireline operators.

        In CALA, revenues decreased by 29% compared to the nine months ended December 31, 2002 primarily as a result of the very low level of sales recorded in the three months ended June 30, 2003 as political, regulatory and economic issues led network operators to restrict capital expenditure.

        In APAC, revenues decreased by 32% from the nine months ended December 31, 2002. Major factors contributing to this trend include:

  •
  Our exit from legacy operations in the region;

  •
  Increased pricing pressure in China as well as the limited mobility in the region during the three months ended June 30, 2003 caused by the SARS virus; and

  •
  Reduced sales in Malaysia as a result of the expiry of a frame contract for optical networking equipment during the period, which was renewed during the three months ending December 31, 2003.

        Trading conditions also remain difficult for BBRS in APAC. In particular, the installed Service Provider and Enterprise customer base in Japan has seen little new deployments or upgrades of BBRS equipment during the nine months ended December 31, 2003. Revenues in Australia were also lower than in the previous year when we were supplying optical network equipment to second tier operator, IP1, which has since gone into receivership. This has also caused a slowdown in capital expenditure by the main incumbent operator, Telstra pending the outcome of its now successful bid to purchase the assets of IP1 from the receiver.

        Other included now disposed businesses, UMTS and Tetra.

Book to Bill ratio

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(£)
Total Network Equipment	0.90	0.99	1.02	0.96
Total Network Services	1.18	0.78	1.12	0.72

Group (excluding NAA)	1.00	0.89	1.06	0.87

        Book-to-bill is the ratio of order intake divided by the level of sales in any given period. Management use this as a key indicator of future short-term sales performance in the Network Equipment business and the Group seeks to maintain this ratio above 1.00 over any 12-month period. Book-to-bill in Network Equipment decreased to 0.90 from 0.99 in the three months ended December 31, 2003 and 2002 respectively mainly as a result of lower levels of orders received in Optical Networks and OPP. The decrease in Optical Networks is mainly due to BT continuing to utilize more capacity in the existing network without making corresponding investments in additional capacity. The decline in OPP reflects the slowdown in orders as our main wireless operators near completion of the planned network builds, which have positively impacted sales in recent quarters.

        This ratio is less meaningful in Network Services given the long-term contract nature of this business where the full value of a service contract, which can typically be worth tens of millions of £sterling, is booked as an order at the point of firm contract signature and then recognized as sales over the life of the contract, which can typically be over a period of 2 to 5 years. A consolidated support order from BT and a further order from TollCollect in Germany relating to provision of spare parts, booked in the three months ended December 31, 2003, were the main drivers in increasing the book-to-bill ratio to 1.18 in Network Services compared to 0.78 in the three months ended December 31, 2002.

Gross margin

Three months ended December 31, 2003 as compared to the three months ended December 31, 2002

        Gross margin from continuing operations of £104 million or 27.8% in the three months ended December 31, 2003 has improved as compared to £103 million or 23.8% in the three months ended December 31, 2002.

        In Network Equipment, the improvement was largely driven by the achievement of substantial cost savings in our supply chain and manufacturing operations in Europe and North America through rationalisation and procurement initiatives described above, which more than offset the price reductions under existing frame contracts, adverse impact of exchange rates and the overall decrease in sales volumes.

        In Network Services, significant cost savings were achieved largely through reductions in headcount and other overhead costs. The reduction in volumes from lower margin service contracts in the Middle East in the three months ended December 31, 2003 compared with the three months ended December 31, 2002 has also contributed to improved margins.

Nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002

        Cost reductions in both Network Equipment and Network Services, were more than sufficient to offset the lower sales volumes and continued pricing pressure described below. In Network Equipment, gross margin increased due to cost savings achieved through rationalization and procurement initiatives in our European and North American supply chain and manufacturing operations. In Network Services, the improvement was largely achieved through headcount reductions as we continued to rightsize our services organization.

Operating expenses

        Operating cost reduction has remained a key focus of our strategy during the three and nine months ended December 31, 2003 as we continue to make progress towards reducing our annualized operating cost run-rate. By December 31, 2003, the run-rate for the total Network Equipment and Network Services segments had been reduced as compared to the run-rate at March 31, 2003.

        Savings were made largely through headcount and other associated cost reductions. We employed a total workforce of 13,023, including 250 employees within NAA, at December 31, 2003, compared to 14,134 employees at September 30, 2003. Of this reduction of approximately 1,100 employees, approximately 320 were transferred to Elcoteq following the outsourcing of our manufacturing facility in Offenburg.

Selling, general and administrative expenses

        Selling, general and administrative expenses of £84 million or 22.5% of revenue in the three months ended December 31, 2003, decreased £2 million or 2.3% as compared to the three months ended December 31, 2002. Selling, general and administrative expenses of £227 million or 21.1% of revenue in the nine months ended December 31, 2003, decreased £35 million or 13.4% as compared to the nine months ended December 31, 2002.

        We have achieved significant savings through a program of focused headcount reductions, organizational consolidation and rationalization, site rationalization (including closure of sales offices worldwide and relocation of our U.K. head office) and reduced spend on professional fees incurred in the normal course of business. The headcount reductions announced in the U.K., Germany and Italy have also started to reduce costs in the three months ended December 31, 2003.

Research and development

        R&D expenditures of £45 million or 12.0% of revenues in the three months ended December 31, 2003, decreased £16 million or 26.2% as compared to £61 million for the three months ended December 31, 2002. £7 million of this reduction resulted from the disposal of non-core businesses. R&D expenditures of £145 million or 13.5% of revenue in the nine months ended December 31, 2003, decreased £75 million or 34.1% as compared to £220 million or 15.7% of revenue in the nine months ended December 31, 2002.

        We achieved cost savings mainly through headcount reductions and initiatives to significantly rationalize, consolidate and close research and development centers around the world. Other factors contributing to the overall reduction in R&D expenditure included lower levels of spend on third party sub contractors and materials and a reduced level of depreciation due to lower levels of capital expenditure and the write down of development and test models.

        We have continued to focus the majority of our R&D investment in three main product areas: Optical Networks, Access Networks and BBRS and in aggregate, spend in these three areas accounted for approximately three quarters of our R&D expenditure during the three months ended December 31, 2003.

        Optical Networks ("ON") accounted for approximately 42% of R&D spend in the three months ended December 31, 2003 as compared to approximately 43% in the three months ended December 31, 2002. The percentages for the three and nine months ended December 31, 2003 are similar. Recent investment in Optical Networks has led to the launch of our new multi-haul DWDM (Dense Wavelength Division Multiplexing) system which converges 3 existing product lines into one single, cost effective platform and significantly reduces the total cost of ownership for our customers. We announced the first sale of this new platform to TeliaSonera (Scandinavia) during the third quarter. In addition, in November 2003, we launched our new optical multi-service 16-64 platform for metropolitan network solutions which we have already shipped to a number of second-tier operators in Germany and Eastern Europe. While, in March 2004, we plan to launch our new cost-reduced Series 4 ultra-compact SDH product line.

        Access Networks accounted for approximately 23% of R&D spend in the three months ended December 31, 2003 compared with approximately 18% in three months ended December 31, 2002. The percentages for the three and nine months ended December 31, 2003 are similar. We continue to focus our investment in Access Networks on three main product lines:

  •
  Our multi-service access node solution, the Access Hub with the planned launch of a new line-card which will allow operators to combine video and voice traffic from the same network node;

  •
  Fixed wireless access with the planned launch of the AXR, digital multipoint radio transmission platform; and

  •
  Further enhancements to our Softswitch platform, which has recently undergone successful pilot tests with both Jersey Telecom and Kingston in the UK.

        BBRS accounted for approximately 17% of R&D spend in the three months ended December 31, 2003 as compared with approximately 23% in the three months ended December 31, 2002. The percentages for the three and nine months ended December 31, 2003 are similar. In BBRS, we have achieved significant cost savings mainly as a result of headcount reductions and realignment of core programs to meet specific customer demand. Almost half of the spend in the nine months ended December 31, 2003 related to further enhancements to our BXR-48000. The second release of this multi-service switch-router is due to be released in March 2004 and will incorporate enhanced IP functionality and improved IP/ATM operability. Other programs are focused on adding Gigabit Ethernet and channelized interfaces to the smaller switch line, the release of Virtual Presence (Vipr), and maintenance activities throughout the product portfolio. We continue to seek to leverage our own R&D spend in this field by establishing partnerships in order to complement our own technology initiatives.

Amortization of intangibles

        Intangible asset amortization expense of £10 million or 2.7% of revenues and £33 million or 3.1% of revenues in the three and nine months ended December 31, 2003, respectively, were flat as compared with intangible assets amortization expense of £11 million or 2.5% of revenues and £33 million or 2.4% in the three and nine months ended December 31, 2002, respectively.

Business restructuring charges

        Business restructuring charges of £98 million or 9.1% of revenues in the nine months ended December 31, 2003, decreased £73 million or 42.7% as compared to £171 million or 12.2% of revenues in the nine months ended December 31, 2002. Of the £98 million amount recorded in the nine months ended December 31, 2003, £48 million related to employee severance, £8 million to site rationalization and £42 million to advisor fees incurred and accrued to complete our Financial Restructuring. Of the £171 million amount recorded in the nine months ended December 31, 2002, £85 million related to employee severance, £34 million to site rationalization and £52 million to advisor fees incurred and accrued to complete our Financial Restructuring.

        The following table summarizes the activity relative to business restructuring charges reflected as charges to operating expenses in the nine months ended December 31, 2003 and the balances remaining in accrued expenses and other liabilities at December 31, 2003.

	Balance at March 31, 2003	Charged	Net cash Payments	Non cash Movement	Balance at December 31, 2003
Business restructuring costs	(in £ millions)

Employee severance	10	48	(32)	—	26
Site rationalization	36	8	(17)	(1)	26
Contractual commitments and other restructuring	3	—	(2)	—	1
Advisor fees	1	42	(33)	(2)	8

Total	50	98	(84)	(3)	61

•      Employee severance

        As a consequence of our objective to reduce our annual operating cost base, we recorded a charge of £48 million during the nine months ended December 31, 2003 associated with redundancy payments for approximately 1,200 employees. We expect that the majority of the remaining balance of £26 million at December 31, 2003, which covers approximately 400 further employees, will be paid out in fiscal 2004.

        In the nine months ended December 31, 2002, we recorded a charge of £105 million to reflect the charges associated with voluntary redundancy payments for approximately 5,000 employees, while cash payments of £134 million were made in the same period.

•      Site rationalization

        The charge of £8 million in respect of site rationalization in the nine months ended December 31, 2003 represents additional costs associated with closing and consolidating various sites around the world as part of the business restructuring. Cash payments of £17 million were made in respect of these site closures and consolidations.

        In the nine months ended December 31, 2002, we recorded a charge of £36 million and made cash payments of £40 million in respect of these site closures and consolidations.

•      Contractual commitments and other restructuring

        We made cash payments of £2 million in respect of contractual commitments and other restructuring in the nine months ended December 31, 2003. The balance of £1 million at December 31, 2003 represents other miscellaneous costs associated with the restructuring program.

        In the nine months ended December 31, 2002 we recorded cash payments of £Nil in respect of these other restructuring associated costs.

•      Advisor fees

        The charge of £42 million in respect of advisor fees for the nine months ended December 31, 2003 represents charges from our external advisors with respect to services rendered in the period related to the Financial Restructuring. Of the £42 million charge in the period, £13 million relates to costs, which were prepaid at March 31, 2003. In addition, we now expects to incur approximately £36 million of cash costs during fiscal 2004 in relation to the Financial Restructuring, £33 million of which was paid out during the nine months ended December 31, 2003.

        In the nine months ended December 31, 2002, we recorded a charge of £37 million and made cash payments of £37 million in respect of advisor fees.

Gain/loss on sale of long-lived assets

        We recorded £nil gains during the three and nine months ended December 31, 2003 on the sale of long-lived assets. During the three and nine months ended December 31, 2002, we recorded a gain of £9 million and a loss of £5 million respectively.

Impairment of long-lived assets

        We recorded £nil in the three and nine months ended December 31, 2003 and £7 million and £59 million in the three and nine months ended December 31, 2002.

Other income/(expense)

        During the three and nine months ended December 31, 2003, we recorded income of £4 million and a charge of £30 million, respectively and in the three and nine months ended December 31, 2002, we recorded a charge of £4 million and income of £4 million, respectively in other income/expense related primarily to foreign currency translation movements, patents and royalty fees.

Gain on equity forward contract

        On May 19, 2003, we paid £35 million in cash to the ESOP derivative banks to settle our liability to them and recognized a gain of £123 million on the release of this liability.

Gain on extinguishment of liabilities

        During the nine months ended December 31, 2003, we recorded a gain of £2,695 million on the extinguishment of liabilities related to our Financial Restructuring as compared with £nil in the nine months ended December 31, 2002. This gain represents the excess of approximately £4.8 billion of creditors claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued to those creditors. The total gain was allocated to the statement of operations to the extent that it related to the extinguishment of third party liabilities.

Provision for related party receivable

        We recorded a provision of £204 million in the nine months ended December 31, 2002 related to amounts due to us from Marconi plc (now known as M (2003) plc), which we did not consider to be recoverable due to the terms of our Financial Restructuring.

Gain/(loss) on sale of investments

        The gain of £14 million in the nine months ended December 31, 2003 related primarily to gains arising on the sale of our investments in Bookham (approximately £8 million) and GAMMA (approximately £4 million).

Impairment of investments

        We recorded an other than temporary impairment of £3 million in the three and nine months ended December 31, 2003 as compared with a charge of £1 million and £41 million or 2.9% of revenues in the three and nine months ended December 31, 2002, respectively. The charge in the three months ended December 31, 2003 is in line with our accounting policy whereby listed investments are marked to their market value at the end of each reporting period and unlisted investments are held at the lower of cost and recoverable value. The charge of £41 million in the nine months ended December 31, 2002 was primarily related to Arraycom (£18 million), Highspeed Office (£4 million) and ARH (£3 million) and a £8 million charge related to an "other-than-temporary" decline in the value of our equity securities, primarily Bookham.

Interest income

        Interest income of £4 million or 1.1% of revenues in the three months ended December 31, 2003, decreased £4 million or 50% as compared to £8 million or 1.9% of revenues in the three months ended December 31, 2002, while interest income of £13 million or 1.2% of revenues in the nine months ended December 31, 2003, decreased £28 million or 68.3% as compared to £41 million or 2.9% of revenues in the nine months ended December 31, 2002. The income recognized for all periods relates primarily to interest received on deposits.

Interest expense

        The charges in the three and nine months ended December 31, 2003 of £46 million and £75 million, respectively includes interest charges related to our New Junior and Senior Notes and a charge related to the 10% premium redemption on the partial repayment of our Junior Notes (£15 million). The interest charges of £35 million and £179 million in the three and nine months ended December 31, 2002 related primarily to interest expense on our bonds and syndicated debt.

Income tax provision/benefit

        In the three and nine months ended December 31, 2003, our effective income tax rate was -5.5% compared to the U.K. statutory rate of 30%. This difference was primarily due to tax charges for those territories incurring tax payments and a full valuation allowance against deferred tax assets. A £20 million tax provision was reversed in the nine months ended December 31, 2003 in respect of prior years following the Marconi Corporation plc Scheme of Arrangement.

        In comparison, the effective income tax rate in the three and nine months ended December 31, 2002 was 1.9% compared to the U.K. statutory rate of 30%. This difference was primarily due to net non-deductible expenses and a full valuation allowance against deferred tax assets during the year ended March 31, 2003.

Gain on sale of affiliates, net

        During the nine months ended December 31, 2003, we recorded a gain of £94 million on the sale of fixed assets and investments as compared with £nil in the nine months ended December 31, 2002. The gain of £94 million relates to the sale of our investments in Easynet and Confirmant.

Equity in loss of affiliates

        The loss in the nine months ended December 31, 2002 relates primarily to our share of the losses in Easynet. We did not record our share of the losses in Easynet up to the date of disposal as the carrying value of our investment in Easynet was £nil at March 31, 2003.

Gain on sale of discontinued operations, net

        During the nine months ended December 31, 2003, we received further consideration and recorded gains on the sale of the discontinued operations of Tetra (approximately £3 million) and UMTS (approximately £9 million) and Finmeccanica SpA, agreed to release approximately €12 million (approximately £9 million), which had been retained against the purchase price and held in an escrow account following its purchase of our Strategic Communications subsidiary in August 2002. As a result, we recorded total gains of £21 million on the sale of discontinued operations in the nine months ended December 31, 2003.

Loss from discontinued operations

        The losses relate to our Mobile operations sold to Finmecannica in August 2003 and to our NAA business, for which we signed a sale agreement on January 5, 2004.

Results of operations—Segmental

        The U.S. Financial Accounting Standards Board standard—Statement of Financial Accounting Standards No. 131—"Disclosure about Segments of an Enterprise and Related Information" requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures. Therefore, we have presented our discussion and analysis of segment revenues and operating (loss)/profit below based upon information prepared in accordance with U.K. GAAP. As described above under the heading "Basis of Presentation", commencing with the quarter ended September 30, 2003, we have adopted a new reporting structure that segments our business along geographical lines. As required, we have reflected segment information on both the new and old basis, as it is impracticable for us to restate prior period information, with the exception of revenue information. We have discussed and analyzed segmental revenues on both the new and old basis and operating (loss)/profit on the old basis.

        A reconciliation of revenue and segment operating (loss)/profit as reported under U.K. GAAP to the amounts presented in accordance with U.S. GAAP is set out in note 10 of our condensed consolidated financial statements contained elsewhere herein.

Segmental revenues (U.K. GAAP)—new segment basis

        The following table presents our revenues by product area in accordance with U.K. GAAP

	Three months ended December 31,			Nine months ended December 31,
	2003	2002	Variance	2003	2002	Variance
	(in £ millions)		(%)	(in £ millions)		(%)
Optical Networks	81	96	(16)	246	338	(27)
Access Networks	62	69	(10)	154	197	(22)
Other Network Equipment	17	11	55	45	40	13

Europe/RoW Network Equipment	160	176	(9)	445	575	(23)

Installation, Commissioning & Maintenance (IC&M)	48	53	(9)	138	153	(10)
Value-Added Services (VAS)	68	103	(34)	193	306	(37)

Europe/RoW Network Services	116	156	(26)	331	459	(28)

Total Europe/RoW businesses	276	332	(17)	776	1,034	(25)

BBRS Equipment	30	32	(6)	96	105	(9)
OPP Equipment	43	30	43	117	110	6

U.S. Network Equipment	73	62	18	213	215	(1)

BBRS Services	13	19	(32)	43	62	(31)
OPP Services	12	20	(40)	43	66	(35)

U.S. Network Services	25	39	(36)	86	128	(33)

Total—U.S. businesses—continuing operations(1)	98	101	(3)	299	343	(13)

Ongoing—Network Equipment and Network Services	374	433	(14)	1,075	1,377	(22)
Other	—	10	—	—	37	—

Ongoing operations	374	443	(16)	1,075	1,414	(24)

NA Access Equipment(2)	34	23	48	89	71	25
Other discontinued operations(2)	—	—	—	—	87	—

Group	408	466	(12)	1,164	1,572	(26)

NARF(1)	135			395
Non NARF	273			769

Group	408			1,164

(1)
NARF revenues for the three months ended December 31, 2003 were £135 million and include sales of NARF products of £132 million and sales of Non NARF products invoiced through NARF legal entities of £3 million.

NARF
sales for the nine months ended December 31, 2003 were £395 million and include sales of NARF products of £388 million and sales of Non NARF products invoiced through NARF legal entities of £7 million.

(2)
For the three and nine months ended December 31, 2003 and 2002, the discontinued operation relates to the Mobile segment. Under U.K. GAAP North American Access (NAA) is not treated as a discontinued operation.

Three months ended December 31, 2003 compared to three months ended December 31, 2002

        Revenues from continuing operations decreased in both Network Equipment and Network Services (hereafter "total Network revenues") in the three months ended December 31, 2003 with the declines in the European/RoW Network Equipment, Value-Added Services and U.S. Network Services partially offset by 18% growth in revenues of U.S. Network Equipment.

        Revenues from Network Equipment accounted for 62% of Networks revenues in the three months ended December 31, 2003, compared to 55% of total Network revenues in the three months ended December 31, 2002. Sales of Network Services represented the balance.

Europe/RoW Businesses (74% of Q3 total Network revenues)

        The reduction in revenues was relatively evenly spread between Network Equipment, which accounted for 58% of Europe/RoW revenues in the three months ended December 31, 2003 compared to 53% for the three months ended December 31, 2002 and Network Services, which accounted for the balance.

Optical Networks (22% of Q3 total Network revenues)

        There has been a significant reduction in capital expenditure on optical networking equipment since the corresponding period of the previous year as operators have increasingly focused their capital spend away from this area of their networks and onto broadband access deployments, with the reduced spend in optical focused on activities to maintain existing infrastructure rather than on new network build projects. We expect this trend to continue in the medium-term.

        From a geographic perspective, the decline in revenues occurred in EMEA offset by a slight increase in India while sales in CALA remained relatively stable albeit at a low level. In EMEA, which accounted for approximately 73% of Optical Network revenues in the three months ended December 31, 2003, the reduced level of sales to BT discussed above was partially offset by increased sales to Telecom Italia in Italy and particularly impacted sales of our lower order SDH equipment, which in total accounted for approximately 80% of Optical Network sales in the period.

Access Networks (17% of Q3 total Network revenues)

        The decline in Access Networks revenues was driven by a reduction in the level of sales of Voice Systems (24% of Access Networks revenues) and other narrowband access products (23% of Access Networks revenues) as a result of a software upgrade carried out in the U.K. in the three months ended December 31, 2002, as well as generally weaker market demand for mature narrowband products amongst our major customers.

        Fixed Wireless Access equipment accounted for approximately 39% of Access Network revenues in the three months ended December 31, 2003, an increase from 28% for the three months ended December 31, 2002 as a direct result of increased demand for these products from wireless operators in Germany.

        Sales of our Access Hub represented approximately 14% of Access Network revenues in the three months ended December 31, 2003, slightly up from the three months ended December 31, 2002. This was a result of increased sales to Fastweb in Italy, as described above. The volume of shipments to Telecom Italia increased significantly towards the end of the three months ended December 31, 2003 and in accordance with the contract terms these will be recognized as revenues during the quarter ending March 31, 2004.

        94% of Access Network revenues were generated in EMEA in the three months ended December 31, 2003 with APAC accounting for a substantial part of the balance.

Other Network Equipment (4% of Q3 total Network revenues)

        The £6 million or 55% increase in revenues to £17 million resulted mainly from phasing of long-term legacy infrastructure contracts in Hong Kong.

Installation, Commissioning and Maintenance (IC&M) (13% of Q3 total Network revenues)

        IC&M activities mainly comprise the initial installation, commissioning and longer-term support services element of sales of our Optical Networks and Access Networks equipment.

        The decrease was due to the reduction in volumes of Network Equipment deliveries predominantly in the U.K., partially offset by the increased installation work in Germany for the rollout of fixed wireless access equipment.

        During the three months ended December 31, 2003, EMEA accounted for 94% of IC&M revenues, with the balance in CALA and APAC.

Value Added Services (VAS) (18% of Q3 total Network revenues)

        VAS comprises three main activities:

  •
  The provision of integrated network solutions and services to non-telecom customers, mainly in the U.K. and Germany (Integrated Systems);

  •
  Long-term service contracts in the Middle East; and

  •
  Wireless software and services.

        As previously disclosed in the three months ended September 30, 2003, there were three main factors behind this substantial decline in revenues:

  •
  The completion in the year ended March 31, 2003 of a key phase of a long-term service contract in Saudi Arabia and a general slowdown in customer spending across the Middle East following the conflict in the region;

  •
  A reduction in the level of wireless software and services revenues due to continued weak market conditions, particularly in the U.S.; and

  •
  The disposal of our SMS subsidiary completed in December 2002, which generated revenues of £7 million in the three months ended December 31, 2002.

        EMEA accounted for 91% of VAS sales in the three months ended December 31, 2003, North America for 7% and CALA for 2%.

U.S. Businesses (26% of Q3 total Network revenues)

        Excluding NAA, Network Equipment grew by 18% and accounted for 74% of total U.S. business revenues in the three months ended December 31, 2003 as compared with 61% in the three months ended December 31, 2002. This was offset by a 36% reduction in Network Services, which accounted for the balance of the U.S. business revenues of 26% as compared with 39% in the three months ended December 31, 2002.

Broadband Routing and Switching (BBRS) (12% of Q3 total Network revenues)

        BBRS recorded total revenues of £43 million in the three months ended December 31, 2003, down by £8 million or 16% compared to £51 million in the three months ended December 31, 2002. The slight decline in sales of BBRS equipment was compounded by a further decline in service revenues.

•      BBRS Equipment

        The slight decrease in equipment sales was due to the impact of the weakening U.S. dollar, with sales in U.S. dollars actually showing an increase due to higher sales to the U.S. Federal Government.

        In the three months ended December 31, 2003 North America accounted for 81% of BBRS equipment revenues, with EMEA at 14% and APAC at 5%.

•      BBRS Services

        The lower level of service revenues was due to a combination of a drop in the support renewal rate year on year reflecting our increasing focus on government contracts rather than our enterprise customer base and the completion of the first phase of a significant commercial airport project in the year ended March 31, 2003.

Outside Plant and Power (OPP) (14% of Q3 total Network revenues)

        Total OPP revenues of £55 million in the three months ended December 31, 2003, increased by £5 million or 10% compared to £50 million in the three months ended December 31, 2002. Growth in sales of OPP equipment was offset by a decline in sales of OPP services.

        We are currently managing our OPP business for value and ultimately for disposal. Any net cash proceeds from this disposal will be applied to pay down our Senior Notes.

•      OPP Equipment

        We continued to ship a relatively high level of OPP equipment to key customers in the region (in particular AT&T Wireless and Verizon Wireless). In the three months ended December 31, 2003, 89% of OPP equipment revenues were generated in North America and 11% in CALA.

•      OPP Services

        The reduction in sales of OPP services mainly resulted from reduced spending on central office services by U.S. wireline customers.

Other

        Other Revenues for the three months ended December 31, 2002 amounted to £10 million and related mainly to sales from Tetra prior to its disposal.

North American Access (NAA)

        NAA revenues for the three months ended December 31, 2003 amounted to £34 million, a £11 million or 48% increase as compared to £23 million in the three months ended December 31, 2002. This growth was mainly driven by BellSouth's accelerated ADSL roll-out programme.

Nine months ended December 31, 2003 compared with nine months ended December 31, 2002

        Revenues were down across all major product and service areas in both our Europe/RoW and U.S. businesses in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002.

        Network Equipment revenues accounted for 61% of total Network revenues, compared with the 57% of Networks revenues in the nine months ended December 31, 2002.

        Network Services accounted for the remaining 39% of Networks revenues in the nine months ended December 31, 2003 as compared with 43% of total Network revenues in the same period last year.

Europe/RoW Network Equipment

Optical Networks

        Optical Network revenues decreased due to the general decline in demand for optical equipment described above as well as the shift in our customers' investment from optical transmission networks towards broadband access rollouts. Also, in the first nine months of the previous financial year, we completed a number of new optical network build projects, particularly in Italy for Wind and Vodafone, which have not been repeated this year.

Access Networks

        Access Network revenues decreased in the nine months ended December 31, 2002. In the three months ended June 30, 2003, we experienced a sharp decline in sales of access products in the German market, which improved with increased demand for fixed wireless access products from wireless operators in the subsequent quarters as a result of the roll out of 3G mobile networks in order to reach the 25% mobile coverage threshold prior to the December 31, 2003 deadline as required by the national regulator. Sales of these products were lower than in the previous financial year as a result of a decline in revenues in other central European markets. Voice Systems and other legacy narrowband products also contributed to the decline in revenues due to software upgrades that were not repeated in the nine months ended December 31, 2003.

Other Network Equipment

        Sales of Other Network Equipment were up mainly due to the phasing of long-term legacy infrastructure contracts in Hong Kong described above.

Europe/RoW Network Services

        Most of the reduction in revenues of Network Services in Europe/RoW occurred in Value-Added Services where revenues decreased as a result of significantly reduced revenues in the Middle East, a reduction in the level of sales of wireless software and services, particularly in the U.S. and the disposal of our SMS subsidiary. The £15 million decrease in sales of IC&M corresponded with the lower level of equipment sales in our Optical Networks and Access Networks activities.

U.S. Businesses

BBRS

        Total BBRS revenues for the nine months ended December 31, 2003 were £139 million, down by £28 million or 17% as compared with £167 million in the nine months ended December 31, 2002. The majority of the decline occurred in the first three months of the period mainly as a result of reduced sales through indirect channels in APAC and EMEA. In North America, a lower level of sales to enterprise customers as described above was offset by an increase in sales to the U.S. Federal Government during the period.

OPP

        Total OPP revenues for the nine months ended December 31, 2003 amounted to £160 million, a £16 million or 9% decrease as compared with £176 million in the nine months ended December 31, 2002. Growth in the three months ended December 31, 2003 was driven by increased sales of OPP equipment to North American wireless operators but was not sufficient to offset the declines in both equipment and services in the six months ended September 30, 2003, which were largely due to the significant reductions in capital expenditure year on year by telecom network operators in the U.S. and Mexico.

Other

        Other Revenues for the nine months ended December 31, 2002 amounted to £37 million and related mainly to sales from Tetra prior to its disposal.

North American Access (NAA)

        NAA revenues for the nine months ended December 31, 2003 amounted to £89 million, a £18 million or 25% increase as compared to £71 million in the nine months ended December 31, 2002. This growth was mainly driven by BellSouth's accelerated ADSL roll-out programme.

Segmental operating (loss)/profit—new segment basis

        The table below presents a summary of U.K. GAAP segmental operating (loss)/profit (defined as operating (loss)/profit of continuing operations before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs) based upon our new segment structure. A reconciliation of U.K. GAAP segmental operating (loss)/profit to operating (loss)/profit on a U.S. GAAP basis together with a description of the differences between U.K. and U.S. GAAP is presented in note 10 of the notes to our condensed consolidated financial statements contained elsewhere herein.

	Three months ended December 31, 2003	Nine months ended December 31, 2003
	(in £ millions)
U.K. GAAP
NARF	16	43
Non NARF	(3)	(69)

Segmental operating loss	13	(26)

        Our two segments NARF and Non NARF have very different operating profiles as described in our discussion of our results to September 30, 2003, published November 13, 2003, and as discussed in the "Results of Operations" for NARF and Non NARF on page 43.

Segmental revenues (U.K. GAAP)—old segment basis

        The following table presents our revenues by product area in accordance with U.K. GAAP based upon our old segment structure:

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
Network Equipment:
Optical Networks	81	96	246	338
BBRS	30	32	96	105
European Access	62	69	154	197
Outside Plant & Power	43	30	117	110
Other Network Equipment	17	11	45	40

Total	233	238	658	790

Network Services:
IC&M	60	73	181	219
VAS	81	122	236	368

Total	141	195	417	587

Networks revenues	374	433	1,075	1,377
Other.	—	10	—	37

Total—ongoing operations.	374	443	1,075	1,414
NA Access Equipment	34	23	89	71
Discontinued	—	—	—	87

Total U.K. GAAP revenues	408	466	1,164	1,572

Three months ended December 31, 2003 compared with three months ended December 31, 2002

Network Equipment

        Network Equipment revenues of £233 million or 62.3% of total Network revenues in the three months ended December 31, 2003, decreased £5 million or 2.1% as compared to £238 million or 55.0% of total Network revenues in the three months ended December 31, 2002.

Optical Networks (22% of Q3 total Network revenues)

        There has been a significant reduction in capital expenditure on optical networking equipment since the corresponding period of the previous year as operators have increasingly focused their capital spend away from this area of their networks and onto broadband access deployments, with the reduced spend in optical focused on activities to maintain existing infrastructure rather than on new network build projects. We expect this trend to continue in the medium-term.

        From a geographic perspective, the decline in revenues occurred in EMEA offset by a slight increase in India while sales in CALA remained relatively stable albeit at a low level. In EMEA, which accounted for approximately 73% of Optical Network revenues in the three months ended December 31, 2003, the reduced level of sales to BT discussed above was partially offset by increased sales to Telecom Italia in Italy and particularly impacted sales of our lower order SDH equipment, which in total accounted for approximately 80% of Optical Network sales in the period.

BBRS (8% of Q3 total Network revenues)

        The slight decrease in equipment sales was due to the impact of the weakening U.S. dollar, with sales in U.S. dollars actually showing an increase due to higher sales to the U.S. Federal Government. In the three months ended December 31, 2003 North America accounted for 81% of BBRS equipment revenues, with EMEA at 14% and APAC at 5%.

Access Networks (17% of Q3 total Network revenues)

        The decline in Access Networks revenues was driven by a reduction in the level of sales of Voice Systems (24% of Access Networks revenues) and other legacy narrowband access products (23% of Access Networks revenues) as a result of a software upgrade carried out in the U.K. in the three months ended December 31, 2002, as well as generally weaker market demand for mature narrowband products amongst our major customers.

        Fixed Wireless Access equipment accounted for approximately 39% of Access Network revenues in the three months ended December 31, 2003, an increase from 28% for the three months ended December 31, 2002 as a direct result of increased demand for these products from wireless operators in Germany.

        Sales of our Access Hub represented approximately 14% of Access Network revenues in the three months ended December 31, 2003, slightly up from the three months ended December 31, 2002. This was a result of increased sales to Fastweb in Italy, as described above. The volume of shipments to Telecom Italia increased significantly towards the end of the three months ended December 31, 2003 and in accordance with the contract terms these will be recognized as revenues during the current quarter.

        94% of Access Network revenues were generated in EMEA in the three months ended December 31, 2003 with APAC accounting for a substantial part of the balance.

Outside Plant and Power (OPP) (12% of Q3 total Network revenues)

        We continued to ship a relatively high level of OPP equipment to key customers in the region (in particular AT&T Wireless and Verizon Wireless). In the three months ended December 31, 2003, 89% of OPP equipment revenues were generated in North America and 11% in CALA.

        We are currently managing our OPP business for value and ultimately for disposal. Any net cash proceeds from this disposal will be applied to pay down our senior notes.

Other Network Equipment (4% of Q3 total Network revenues)

        The £6 million or 55% increase in revenues to £17 million resulted mainly from phasing of long-term legacy infrastructure contracts in Hong Kong.

Network Services

        Network Services revenues of £141 million or 37.7% of total Network revenues in the three months ended December 31, 2003, decreased £54 million or 27.7% as compared to £195 million or 45.0% of total Network revenues in the three months ended December 31, 2002.

Installation, Commissioning and Maintenance (IC&M) (16% of Q3 total Network revenues)

        IC&M activities mainly comprise the initial installation, commissioning and longer-term support services element of sales of our Optical Networks and Access Networks equipment.

        The decrease was due to the reduction in volumes of Network Equipment deliveries predominantly in the U.K., partially offset by the increased installation work in Germany for the rollout of fixed wireless access equipment.

        During the three months ended December 31, 2003, EMEA accounted for 75% of IC&M revenues, with the balance in CALA and APAC.

Value Added Services (VAS) (22% of Q3 total Network revenues)

        VAS comprises three main activities:

  •
  The provision of integrated network solutions and services to non-telecom customers, mainly in the U.K. and Germany (Integrated Systems);

  •
  Long-term service contracts in the Middle East; and

  •
  Wireless software and services.

        As previously disclosed in the three months ended September 30, 2003, there were three main factors behind this substantial decline in revenues:

  •
  The completion in the year ended March 31, 2003 of a key phase of a long-term service contract in Saudi Arabia and a general slowdown in customer spending across the Middle East following the conflict in the region;

  •
  A reduction in the level of wireless software and services revenues due to continued weak market conditions, particularly in the U.S.; and

  •
  The disposal of our SMS subsidiary completed in December 2002, which generated revenues of £7 million in the three months ended December 31, 2002.

        EMEA accounted for 91% of VAS sales in the three months ended December 31, 2003, North America for 7% and CALA for 2%.

Nine months ended December 31, 2003 compared with nine months ended December 31, 2002

        Network Equipment revenues accounted for 61% of total Network revenues, compared with the 57% of Networks revenues in the nine months ended December 31, 2002.

        Network Services accounted for the remaining 39% of Networks revenues in the nine months ended December 31, 2003 as compared with 43% of Networks revenues in the same period last year.

Optical Networks (23% of total Network revenues)

        Optical Network revenues decreased due to the general decline in demand for optical equipment described above as well as the shift in our customers' investment from optical transmission networks towards broadband access rollouts. Also, in the first nine months of the previous financial year, we completed a number of new optical network build projects, particularly in Italy for Wind and Vodafone, which have not been repeated this year.

BBRS (9% of total Network revenues)

        Total BBRS revenues for the nine months ended December 31, 2003 were £96 million, down by £9 million or 8.6% as compared with £105 million in the nine months ended December 31, 2002. The majority of the decline occurred in the first three months of the period mainly as a result of reduced sales through indirect channels in APAC and EMEA. In North America, a lower level of sales to enterprise customers as described above was offset by an increase in sales to the U.S. Federal Government during the period.

Access Networks (14% of total Network revenues)

        Access Network revenues decreased in the nine months ended December 31, 2002. In the three months ended June 30, 2003, we experienced a sharp decline in sales of access products in the German market, which improved with increased demand for fixed wireless access products from wireless operators in the subsequent quarters as a result of the roll out of 3G mobile networks in order to reach the 25% mobile coverage threshold prior to the December 31, 2003 deadline as required by the national regulator. Sales of these products were lower than in the previous financial year as a result of a decline in revenues in other central European markets. Voice Systems and other legacy narrowband products also contributed to the decline in revenues due to software upgrades that were not repeated in the nine months ended December 31, 2003.

Outside Plant and Power (OPP) (11% of total Network revenues)

        Total OPP revenues for the nine months ended December 31, 2003 amounted to £117 million, a £7 million or 6.4% increase as compared with £110 million in the nine months ended December 31, 2002. Growth in the three months ended December 31, 2003 was driven by increased sales of OPP equipment to North American wireless operators but was not sufficient to offset the declines in both equipment and services in the six months ended September 30, 2003, which were largely due to the significant reductions in capital expenditure year on year by telecom network operators in the U.S. and Mexico.

Other Network Equipment (4% of total Network revenues)

        Sales of Other Network Equipment were up mainly due to the phasing of long-term legacy infrastructure contracts in Hong Kong described above.

Network Services (39% of total Network revenues)

        Most of the reduction in revenues of Network Services in Europe/RoW occurred in Value-Added Services where revenues decreased as a result of significantly reduced revenues in the Middle East, a reduction in the level of sales of wireless software and services, particularly in the U.S. and the disposal of our SMS subsidiary. The £38 million decrease in sales of IC&M corresponded with the lower level of equipment sales in our Optical Networks and Access Networks activities.

North American Access (NAA)

        NAA revenues increased and this growth was mainly driven by BellSouth's accelerated ADSL roll-out programme.

Segmental operating (loss)/profit—old segment basis

        The table below presents a summary of U.K. GAAP segmental operating (loss)/profit (defined as operating (loss)/profit of continuing operations before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs). A reconciliation of U.K. GAAP segmental operating (loss)/profit to operating (loss)/profit on a U.S. GAAP basis together with a description of the differences between U.K. and U.S. GAAP is presented in note 10 of the notes to our condensed consolidated financial statements contained elsewhere herein.

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in £ millions)
U.K. GAAP
Network Equipment	(7)	(46)	(61)	(213)
Network Services	15	20	32	25
Other	—	(8)	(5)	(32)

Continuing operations	8	(34)	(34)	(220)
North American Access	5	(3)	8	(15)

Segmental operating loss	13	(37)	(26)	(235)

        The improvements in segmental operating losses of £50 million and £209 million in the three and nine months ended December 31, 2003, as compared with the three and nine months ended December 31, 2003, respectively were achieved as a result of the cost reduction initiatives to improve gross margin and to lower operating costs discussed earlier.

Network Equipment

        In Network Equipment we recorded a £39 million improvement in segment operating loss in the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. For the 9 months ended December 31, 2003, we recorded a £147 million improvement in operating loss in the as compared to the nine months ended December 31, 2002. These improvements were largely driven by the substantial cost reductions achieved in our supply chain and savings across all areas of operating expense and more than offset the impact of under-recoveries arising from the decline in Network Equipment sales.

Network Services

        In Network Services, operating profit of £15 million for the three months ended December 31, 2003 of £15 million, decreased £5 million as compared to £20 million for the three months ended December 31, 2002. This decrease was driven by lower sales volumes, which more than offset improved utilization of resources in this labor intensive activity and savings in operating expenses. In the nine months ended December 31, 2003, improved utilization of resources and savings in operating expenses outweighed the impact of lower sales volumes and operating profit of £32 million increased £7 million as compared to £25 million in the nine months ended December 31, 2002.

Other

        Other consisted of the operating losses of Tetra and UMTS, which were disposed of in July 2002 and March 2003 respectively.

Liquidity and capital resources

Operating activities

        Net cash used in operating activities of continuing operations was £84 million in the nine months ended December 31, 2003. This resulted primarily from the income from continuing operations of £2,698 million, net of the gain on extinguishment of liabilities of £2,695 million, the gain on settlement of equity forward contracts of £123 million, the gain on sale of affiliates of £94 million, partially offset by depreciation and amortization of £91 million.

        Net cash used in operating activities of continuing operations was £383 million in the nine months ended December 31, 2002. This resulted primarily from the loss from continuing operations £991 million, changes in operating assets and liabilities, net of the effect of extinguishment of liabilities of £14 million and changes in current and deferred taxes of £17 million, partially offset by a provision for related party receivable of £204 million, an impairment of long-lived assets of £59 million, equity in net loss of affiliates of £60 million and depreciation and amortization of £143 million.

Investing activities

        Net cash provided by investing activities of £140 million in the nine months ended December 31, 2003 was primarily due to proceeds from the sale of long lived assets of £23 million, proceeds from the sale of investments in securities of £29 million and disposal of interests in related parties of £108 million, partially offset by purchases of property, plant and equipment of £20 million.

        Net cash provided by investing activities of £367 million in the nine months ended December 31, 2002 was primarily due to cash received from disposals of interests in related parties of £392 million and proceeds from the sale of long lived assets of £33 million, partially offset by purchases of property, plant and equipment of £34 million and purchases of interests in related parties of £24 million.

        Total Network Equipment and Network Services capital expenditures were £20 million in the nine months ended December 31, 2003, with £12 million spent in the six months to September 30, 2003 and a further £8 million in the three months to December 31, 2003. We have continued to maintain capital expenditures well below the level of depreciation expense, which was £59 million in the nine months ended December 31, 2003. During the nine months ended December 31, 2003, capital expenditures were primarily related to the Optical Networks and BBRS businesses.

        We currently expect the level of our capital expenditures to rise but to remain at or below the level of depreciation expense.

Financing activities

        Net cash provided by financing activities of £262 million in the nine months ended December 31, 2003 was primarily due to restricted cash transferred from restricted accounts of £755 million, partially offset by cash paid in connection with the Financial Restructuring of £330 million and term loan repayments of £156 million, which represented early repayments of our Junior Notes.

        Net cash used by financing activities of £943 million in the nine months ended December 31, 2002 was primarily due to restricted cash transferred to restricted accounts of £816 million and repayments on short-term borrowings of £71 million, partially offset by cash provided by related parties of £24 million.

Contractual obligations and other commercial commitments

        The following tables summarize our actual contractual obligations and commercial commitments at December 31, 2003:

	Payments due in fiscal year ended March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in £ millions)
Contractual obligations
Long-term debt	27	5	5	4	3	518	562
Operating leases	24	16	12	10	7	34	103

Total	51	21	17	14	10	552	665

	Amounts expiring in fiscal year ended March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in £ millions)
Other commercial commitments
Bank bonds or surety bonds	27	46	12	60	7	23	175
Undrawn customer financing commitment	—	1	—	—	—	—	1

Total	27	47	12	60	7	23	176

Contract bonding facilities

        Some customers in the telecommunications market require that bank bonds or surety bonds (issued by insurance companies) are provided to guarantee performance of the equipment supplier. We had £175 million of bank bonds or surety bonds, guaranteeing our performance in respect of certain contracts, outstanding as at December 31, 2003 with both banks and insurance companies worldwide as compared with £168 million at March 31, 2003. Following our Financial Restructuring, we entered into a new committed Super-priority Performance Bonding Facility that allows us to procure a further £50 million of performance bonding, of which £20 million has been drawn at December 31, 2003. A number of our performance bond arrangements carry rights for the bond issuer to call for cash collateral, either unconditionally or upon the occurrence of certain events. We estimate that as at December 31, 2003, performance bonds with a face value of approximately £43 million had varying conditional or unconditional rights to call for cash collateral. As part of our restructuring, substantially all new bonds currently have to be cash collateralized. Of the £107 million of collateral at December 31, 2003, £25 million related to collateral on bonds, which have been retired and rolled into collateralization of the new Super-priority Performance Bonding Facility, and £8 million was collateral against bonds issued in favor of companies, which have now been sold. In the latter case, we are in the process of procuring the release of this collateral.

Customer financing commitments

        We have not issued any new customer finance commitments during the nine months ended December 31, 2003, and will not require cash resources to fund these activities in the foreseeable future. At December 31, 2003, in respect of the commitments outstanding prior to the reporting period, we had customer finance commitments of approximately £37 million of which £36 million had been drawn.

Pensions

        Our pension scheme deficits at December 31, 2003 and 2002 amounted to £266 million and £366 million respectively.

        At September 30, 2003 an actuarial assessment of our defined benefit pension scheme liabilities and a valuation of the pension assets was performed. In accordance with our accounting policies, we have not updated the actuarial assessment at December 31, 2003. Service costs, plan contributions, benefit payments and net finance costs have been recognized in accordance with the actuarial assumptions set at September 30, 2003.

        We will retain all liabilities for pension obligations with respect to the NAA business employees. As a result, the current terms of the Memorandum of Understanding with the Pension Benefit Guaranty Corporation require that we make contributions to the U.S. pension plans in an estimated amount of approximately U.S.$8 million after the sale of the NAA business is completed. The actual required contributions may vary from the estimate due to changes in the plan liabilities, the value of the plan assets, and the actuarial assumptions required to be used to determine the actual contribution amount. However, we are currently discussing with the Pension Benefit Guaranty Corporation an alternative method of satisfying our obligations under the memorandum which, if permitted, would reduce the required contributions to some extent.

IT outsourcing agreement

        We signed an information technology outsourcing agreement with Computer Sciences Corporation International Systems Management Inc. ("CSC") in May 2003. Under the terms of the agreement, we transferred property, plant and equipment with an approximate book value of £17 million and 420 employees to CSC in exchange for cash proceeds of £26 million. In addition to the transfer of employees, we novated existing service and maintenance contracts to CSC.

        The IT service contract is for a period of ten years with a right to terminate without cause, but subject to a number of penalties, after two years and contains an obligation for us to repurchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, we have not quantified this obligation at December 31, 2003.

North American Access (NAA)

        On January 5, 2004, we executed a definitive agreement for the sale of the NAA business for cash consideration of U.S.$240 million. Under the terms of the agreement, a subsidiary of Advanced Fibre Communications, Inc. will acquire the NAA business. The cash proceeds will not be received until the transaction is closed. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close during the first calendar quarter of 2004. The cash proceeds when received will be put into the Mandatory Redemption Escrow Account and used to pay down Junior Notes and Senior Notes.

Current liquidity position

        At December 31, 2003, our cash and cash equivalents totaled £687 million as compared with £1,156 million at March 31, 2003, of which £103 million (£515 million at March 31, 2003) was denominated in sterling, £421 million (£282 million at March 31, 2003) in U.S. dollars, £120 million (£306 million at March 31, 2003) in euro and the balance of £43 million (£53 million at March 31, 2003) in other currencies. Of the £687 million at December 31, 2003, £209 million is classified as restricted cash, and £478 million is free cash available to us. The £209 million of restricted cash is comprised of £107 million collateral against present and future bonding facilities, £38 million in an escrow account to meet any claims for collateral on existing performance bonds and guarantees, £13 million deposited against secured loans in Italy, £19 million in our captive insurance company and £32 million in the Mandatory Redemption Escrow Account. The £478 million of free cash available to us is comprised of £412 million of available Treasury deposits and £66 million of global working capital balances within our subsidiaries and cash in transit.

        Our outstanding borrowings at December 31, 2003 were £504 million (net of debt discount of approximately £32 million) and consisted primarily of the U.S.$717 million (approximately £376 million at December 31, 2003, net of debt discount of approximately £24 million) of Senior Notes due in April 2008, and the U.S.$238 million (approximately £125 million at December 31, 2003, net of debt discount of approximately £8 million) of Junior Notes due in October 2008 as compared with £4,416 million at 31 March 2003. Of the remaining Junior Notes at December 31, 2003, £26 million has been reclassified to current liabilities as the fifth partial redemption of the Junior Notes was completed on January 12, 2004. The £3,912 million reduction in borrowings from March 31, 2003 primarily reflects the extinguishment of £4,299 million of debt, partially offset by the issuance of new Junior and Senior notes totaling U.S.$1,204 million (approximately £729 million), which were a result of the completion of our Financial Restructuring, net of repayments on and repurchases of the Junior Notes through December 31, 2003 of approximately U.S.$249 million (approximately £150 million).

        The repayments on the Junior Notes resulted from the mandatory partial redemptions and repurchases of the Junior Notes completed during the nine months to December 31, 2003, which totaled U.S.$249 million, of which U.S.$80 million were completed in the three months to December 31, 2003.

        After the end of the quarter, on January 12, 2004, we completed the fifth partial redemption of our Junior Notes. All Junior Notes outstanding, including those then owned by Marconi Corporation plc, were subject to this partial redemption. As a result, this further reduced the total principal amount outstanding to approximately U.S.$209 million (approximately £117 million) of which approximately U.S.$18 million (approximately £10 million) was then owned by Marconi Corporation plc. The cash we received as a result of our holding of Junior Notes at the time of the partial redemption has been transferred to the Mandatory Redemption Escrow Account to be applied to future redemptions.

        As previously disclosed, after the quarter-end on February 2, 2004, we proceeded with the cancellation of our entire holding in the Junior Notes, in accordance with the terms of those Notes.

        On February 11, 2004, we announced the sixth partial redemption of our Junior Notes, as a result of further releases of cash collateral held against performance bonding. All Junior Notes that we repurchased prior to the redemption have been cancelled and therefore the total redemption amount of U.S.$34 million (approximately £19 million) will be used to reduce the total principal outstanding to U.S.$157 million (approximately £86 million).

        Furthermore, upon completion, the U.S.$240 million (approximately £135 million) proceeds from the agreed sale of NAA will be used partly to fund the final redemption of our Junior Notes and then to initiate repayment/redemption of our Senior Notes at 110% of par value.

Financial Restructuring

        On May 19, 2003, we concluded our Financial Restructuring and the Schemes of Arrangement for the Marconi Corporation plc and Marconi plc became effective. The Marconi Corporation plc. Scheme of Arrangement cancelled specific borrowings and creditors amounting to approximately £4.8 billion in consideration for which we paid £340 million of cash, issued new debt securities of approximately £756 million and issued one billion (200 million after our subsequent five for one share consolidation that occurred in September 2003) new ordinary shares with a nominal value of £50 million.

        On May 19, 2003, our previously agreed settlement with the ESOP derivative banks relating to the ESOP derivative transactions became effective and we paid £35 million to the ESOP derivative banks.

        The terms of the indentures governing our new Senior and Junior Notes significantly restrict our ability to borrow additional funds. Under the terms of these indentures, no external borrowings other than in the U.S. working capital facility referred to below, are permitted other than under certain restricted circumstances. In addition, our U.S. based businesses have been ringfenced, and generally may no longer be funded by other members of the group outside of the ringfence. No external borrowing facilities are permitted for these U.S.-based businesses, other than a committed U.S.$22.5 million (approximately £14 million) working capital facility. In addition, certain forms of liquidity available to us, including disposals and release of restricted cash, are subject to terms whereby, under certain circumstances, the cash will be required to be used to redeem the Junior Notes, or, in the event that there are no Junior Notes outstanding, the Senior Notes, at a cost of 110%.

Board changes

        On January 27, 2003, we announced the resignation with immediate effect of Ian Clubb, a Non-Executive Director of the Company. Ian joined the Board at the time of the completion of the Company's Financial Restructuring in May 2003 and has left for personal reasons.

        As previously reported, Pavi Binning took up the position of Chief Financial Officer on October 20, 2003.

Payment of interest

        In the three months ended December 31, 2003, we paid interest of £15 million on our Junior and Senior Notes and paid an additional £6 million in respect of the 10% redemption premium due as a result of the partial redemption of our Junior Notes. In addition, we made the third coupon payment due on our Junior Notes on January 31, 2004 in cash (approximately £2.7 million).

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

Employee stock option plans

        On June 24, 2003, as we previously announced, we granted 15,230,000 nil cost share options (after the one for five share consolidation that occurred in September 2003) to our executive directors and senior managers. A further 1,000,000 nil cost share options (after the one for five share consolidation) were granted in the quarter ended September 30, 2003.

        On June 30, 2003, as we previously announced, we granted 5,856,800 market value share options (after the one for five share consolidation that occurred in September 2003) to certain employees. A further 223,000 market value share options (after the one for five share consolidation) were granted in the quarter ended September 30, 2003.

Application of critical accounting policies

        Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Our Operating and Financial Review and Prospects and note 2 to our audited Consolidated Financial Statements in our Form 20-F for the year ended March 31, 2003 describe the significant accounting estimates and policies used in preparation of our financial statements. Actual results in these areas could differ from management's estimates.

Embedded Derivatives

        The new Senior and Junior Notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative in accordance with Financing Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair value of the embedded derivative at December 31, 2003 was approximately £20 million in relation to the Senior Notes and £13 million in relation to the Junior Notes. £2.6 million of the embedded derivative in relation to the Junior Notes is included within short-term other liabilities and the remainder is included within long-term other liabilities.

        We have developed a fair value model with the assistance of outside advisors to arrive at an estimate of the fair value of the embedded derivative that uses various assumptions which includes changes in credit risk, expected timing of redemption of our Notes and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as interest expense, which is a non-cash item. The application of this accounting policy has increased the volatility of our reported income. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, certain of the assumptions used are subjective and may require adjustment in the future.

        See note 1 to the condensed consolidated financial statements contained elsewhere herein for recently issued accounting pronouncements that have not yet been adopted by us.

Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

        We have significant debt outstanding and significant debt service requirements, which make us more vulnerable to economic downturns and reduces our flexibility.

        We have significant debt outstanding. As at December 31, 2003 our total long-term debt, net of debt discount of approximately £32 million, was approximately £504 million. This is likely to limit our ability to obtain additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts and acquisitions of new assets in excess of those in our current business plan. In addition, we will be required to devote a significant proportion of our cash flow from operations to the payment of interest on our debt obligations, thereby reducing the funds available for other purposes. Our level of debt and the fixed nature of a portion of our debt service costs will make us more vulnerable to economic downturns, reduce our flexibility to respond to changing business and economic conditions and limit our ability to pursue business opportunities, to finance our future operations or business needs and to implement our business strategies.

        We are required to comply with restrictive covenants and affirmative financial covenants, which significantly limit our financial and operational flexibility.

        The terms of the instruments governing our outstanding Notes and our credit facilities require us and our subsidiaries to comply with restrictive covenants and, from and after September 30, 2005, to comply with some affirmative financial covenants. These restrictive covenants, among other things, restrict our and our subsidiaries' ability to:

  •
  Incur additional indebtedness,

  •
  Pay dividends on and redeem our and our subsidiaries' shares,

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

        Our ability to satisfy our affirmative financial covenants will be affected by changes affecting our business, results of operations and financial condition and, is therefore, subject to the other risks described in this quarterly report. A failure to comply with the restrictive covenants or the affirmative financial covenants would, if not cured or waived, constitute an event of default under some of our debt obligations. The occurrence of an event of default in respect of any of these debt obligations may permit acceleration of all amounts borrowed there under. This acceleration in turn could constitute a cross-default under other borrowing arrangements to which we, or our subsidiaries are party. In such circumstances, there can be no assurance that we would have sufficient resources to repay the full principal amount of our debt obligations. If this were to occur, our shareholders might then receive no return on their investment. Moreover, a failure to comply with restrictive covenants constituting an event of default under one of our credit facilities would permit the lenders under that facility to terminate their commitments to make further extensions of credit there under. This would likely have a material adverse effect on our business, results of operations and financial condition.

        The telecommunications industry has experienced a severe downturn, many of our customers have reduced, and some are continuing to reduce, capital expenditure and, as a result, demand for our products and services has declined and may continue to decline.

        The telecommunications industry has experienced a prolonged and severe downturn. Many of our current and potential customers are network operators that have or have had high levels of indebtedness and, in some cases, emerging or weak revenue streams. Adverse economic conditions, network over-capacity due to excess build-out, lack of funding for telecommunications development and overspending on license fees have forced network operators to undertake extensive restructuring and cost-cutting initiatives. In light of market conditions, many of our customers have delayed delivery of orders previously placed and have implemented drastic reductions in capital expenditure in 2002 and 2003 as compared to 2001, and may further reduce capital expenditure. As a result, demand for our products and network rollout services, has declined.

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

        We are currently not profitable, have been experiencing net operating cash outflows and will need to effect further changes in our business in order to achieve our near-term financial objectives.

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

        A relatively small number of customers account for a significant proportion of our revenues. In the three months ended December, 2003, sales to our 10 largest customers represented approximately 47% of our total sales. Because of this concentration, adverse changes that affect only a small number of customers or customer relationships could have a significant adverse effect on our results.

        British Telecommunications plc and its subsidiaries, ("BT"), are of particular importance to us. In the three months ended December 31, 2003, sales to BT represented approximately 18% of our total sales. The loss of BT as a customer, or any substantial reduction in orders by BT, particularly for the products and services of our Network Equipment and Network Services businesses would have a significant adverse effect on our results.

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

        A number of our competitors have greater financial and technological resources than we do and, therefore, are in a better position to invest in developing and acquiring proprietary technology, to expand into new business segments and geographies and to increase their market shares. Some of our larger competitors have greater geographic reach and presence in certain regions of the world, which enables them to service more effectively those geographies, and win more business there than we can. We may not be able to develop new products and services at the same rate, maintain compatibility of our products with competitors' products or keep up with technology market trends. If our products and services are not competitive, it is likely that we will lose customers and business, our revenues will decline and our business will be materially adversely affected.

        Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in communications networks. If that occurs, our reputation may be harmed.

        Our products are highly complex and some of them can only be fully tested when deployed in communications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation or orders, product returns, diversion of our resources, legal actions by our customers or our customers' end-users and other losses to us our customers and end-users.

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

        The overall headcount of our businesses has been reduced to approximately 13,000 at December 31, 2003 from 14,100 at September 30, 2003, including the impact of our discontinued operations (North American Access). This reduction has been due to the implementation of cost-reduction plans and disposals of assets and businesses. Included in the number of employees that have left us are managers with many years of experience in the management and operations of our business as well as highly skilled technology workers and other employees with years of operational experience in our business. Further workforce reductions are planned and could include key employees with valuable skills and knowledge whose departure would adversely affect our ability to continue to develop new, and enhance existing, products.

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

        We rely on outsourcing arrangements for information technology and the manufacture of some products and components and are considering further potential outsourcing opportunities in our supply chain and logistics organization. If the third parties on whom we rely or will rely in relation to these outsourcing arrangements do not fulfill their obligations under such contracts, or seek to terminate or change the terms of their contracts due to perceived uncertainty with respect to our ongoing ability to perform under such contracts, or if we do not otherwise properly manage these relationships, such supplies or services could be severely disrupted or reduced. A significant increase in the price of key supplies or services or constraints on suppliers' capacities, particularly during periods of significant demand, in the absence of an alternative supplier, would adversely affect our business. Moreover, outsourcing initiatives ultimately may not yield the benefits we expect, and may raise product costs and delay product production and service delivery.

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

        In Europe, particularly, employees are protected by laws giving them, through local and central work councils, rights of consultation with respect to specific matters regarding their employers' business and operations, including the downsizing or closure of facilities and employee terminations. These laws and collective bargaining agreements, to which our suppliers, partners or we may be subject, could impair our flexibility as we continue to pursue reductions in operating expenses.

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

        If the U.K. plan is wound up, it is unlikely that it will have sufficient assets to discharge in full all liabilities, calculated on a winding-up rather than an on-going basis. No plans have been made to wind up the U.K. plan but should such a decision be made, we would be required to make good any statutory debt. If a statutory debt were to arise, the size of the debt could have a materially detrimental effect on our resources. The significance of the potential detrimental effect should be seen against our estimate that, as at September 30, 2003, the value of the U.K. plan's assets was £2.2 billion and the value of its liabilities was £2.4 billion. There is no guarantee that the value of the U.K. plan's assets will not deteriorate nor that legislation will not be introduced to oblige employers to make further contributions to pension plans which are not fully funded on a specified basis which is stricter than that required by current legislation. In its Green Paper published on December 17, 2002, the U.K. Government has said that it is considering replacing the statutory minimum funding requirement with a scheme-specific minimum funding level, which could be higher.

        In the United States Marconi Corporation plc was required in March 2003 to enter into an agreement with the Pension Benefit Guaranty Corporation or PBGC, an entity created under U.S. law that insures to an extent benefits under U.S. defined benefit plans ("PBGC Agreement"). This agreement was entered into by reason of our Financial Restructuring of 19 May 2003. Under this agreement Marconi is required to cause U.S.$2.25 million to be contributed at the end of each calendar quarter to the two U.S. defined benefit plans maintained by Marconi affiliates in the United States. Marconi is also required to cause the annual normal cost associated with the continuation of benefits to be contributed to the plans. For the calendar year 2003 these additional normal costs and other amounts required to be contributed by virtue of the agreement with the PBGC (other than amounts required to be contributed by reason of the sale of a business unit) are anticipated to be U.S.$10 million to the U.S. Marconi defined benefit plans. Based on estimates determined as of October 1, 2003 one of the U.S. plans was underfunded by U.S.$14.2 million and the other U.S. plan was underfunded by U.S.$17.3 million on a FAS 87 basis. Further the U.S. Congress is considering amending U.S. law governing defined benefit plan contribution obligations to increase plan sponsor funding obligations commencing at some point in the future. The various funding obligations referred to above will continue with respect to a plan until the earlier of (1) the date all the liabilities of the plans is assumed by another entity, or (2) the date, not less than 5 years after March 2003, on which Marconi's debt rating is rated BBB by Standard and Poor's and Baa2 by Moody's or (3) the date, not less than 5 years after March 2003, on which the plan is funded on a termination basis for a period of 2 plan years. These contribution obligations and the underfunding of the U.S. defined benefit plans may have an adverse affect on our business, results of operations and financial condition.

        If we sell business units and the purchaser of the business unit does not assume the defined benefit plan liability associated with the business unit, we are required under the PBGC Agreement to contribute to each of our two U.S. defined benefit plans an amount equal to the estimated plan under funding on a termination basis for current and former employees of the sold business unit. In such a case if the pension liability associated with the business unit is not satisfied by the purchase of annuities from an insurance company, we will continue to be obligated to fund such liability to the extent required under U.S. law. The completion of the sale of North American Access will leave a liability of £8 million.

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

        Some of our U.S. businesses have been contractually separated or "ring-fenced" from the rest of our group in connection with the restructuring. This U.S. ringfencing may have significant implications for you.

        The covenants in the indentures governing our outstanding Notes regulate the type of financial, operational and other dealings that the non-ringfenced entities can have with the ringfenced entities. These covenants also require us to separate the North American Access business, BBRS business and OPP business into separate subsidiaries within the U.S. ringfencing no later than May 19, 2005. Moreover, the non-ringfenced entities are generally prohibited from providing funding for any of the ringfenced entities and, following the separation of the three principal businesses within the U.S. ringfencing, the North American Access business, BBRS business and OPP business will generally be prohibited from providing funding to each other. The ringfenced entities have entered into various agreements with the non-ringfenced entities necessary to ensure that those dealings that they are permitted to engage in with each other will be provided in the ordinary course of business on an arm's-length basis or otherwise as permitted by the covenants in those indentures. The arrangements for the provision of such services may lead to higher costs for us as a whole, which may affect our results of operations.

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

        Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean up of, and human exposure to, hazardous substances. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent or remediation and compliance expenses, and the imposition of additional clean up obligations and other sites could cause our capital expenditure and other expenses relating to the remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations or cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities, require us to acquire costly pollution control equipment or incur other significant expenses or modify manufacturing processes.

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

        Pre-emptive rights for non-U.K. holders of ordinary shares may not be available.

        In the case of, amongst other things, an increase of our share capital, existing shareholders are entitled to pre-emptive rights pursuant to the U.K. Companies Act 1985 and our articles of association, unless waived by a resolution of the shareholders at a general meeting or in the circumstances stated in our articles of association. Even where pre-emptive rights apply, holders of the ordinary shares in the United States, South Africa, Australia, Canada and other jurisdictions outside the United Kingdom may in practice not be able to exercise pre-emptive rights in respect of their ordinary shares unless we decide to comply with applicable local laws and regulations and, in the case of holders of the ordinary shares in the United States, a registration statement under the U.S. Securities Act of 1933 is effective with respect to such rights, or an exemption from the registration requirements thereunder is available. We intend to evaluate at the time of any pre-emptive rights offering the costs and potential liabilities associated with any registration statement and compliance with other applicable local laws and regulations, as well as the indirect benefits to us of thereby enabling or facilitating the exercise by holders of the ordinary shares in the United States and such other jurisdictions of their pre-emptive rights for new securities in respect of their ordinary shares. In addition, we will consider any other factors we consider appropriate at the time, and then make a decision as to how to proceed and whether to file a registration statement or comply with those other applicable local laws and regulations. We cannot assure you that any registration statement with respect to the securities offered under a pre-emptive issue would be filed or any of those other local laws and regulations would be complied with to enable the exercise of that holder's pre-emptive rights.

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

Interest rate risk

        Our interest expense is exposed to interest rate movements in our floating rate debt, cash and investments. We are principally exposed to changes in short-term interest rates in pounds sterling and U.S. dollars. Our Senior Notes and Junior Notes bear fixed rates of interest. Interest on the Senior Notes is charged at 8% per annum, and Interest on the Junior Notes is charged at 10% per annum interest if paid in cash, or 12% per annum if paid in kind through the issuance of additional Junior Notes. As at December 31, 2003, 97% of our borrowings were at fixed rates of interest. Consequently, the exposure of our results to interest rates will be to changes in the interest rates earned on our short-term bank deposits. Under the terms of the Notes, no hedging of this risk is permitted.

        As a result, during the three and nine months ended December 31, 2003, a 1% increase in interest rates would have led to a £2 million and £6 million increase in interest income, respectively, and no impact on interest expense.

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

        Following the Financial Restructuring, the majority of our debt (93% as at December 31, 2003) is denominated in U.S. dollars. It is not our intention to hedge this risk using financial instruments due to the potential cash flow impact of any hedging of our exposures. However, we take this U.S. dollar exposure into account when determining the appropriate currency mix of our cash balances. As at December 31, 2003, £421 million of our cash balances were denominated in U.S. dollars, £103 million were denominated in sterling, £120 million were denominated in euro and £43 million in other currencies. As at December 31, 2003, we held approximately €85 million (£60 million) of cash denominated in euro within the U.K. as collateral against bonding facilities and to meet potential cash requirements in the eurozone. Since this cash is designated for euro-denominated cash flow requirements it is not treated as a hedge for accounting purposes, and gains and losses on retranslation of the cash into sterling are taken to other income/(expense).

        If the pound sterling had strengthened such that the average exchange rates used in the translation of our overseas earnings changed by 10%, our reported loss from continuing operations would have increased by 2.4% in the three months ended December 2003 and reduced by 3.6% in the nine months ended December 31, 2003.

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

Part II.    Other Information

Item 1.    Legal Proceedings

        In our Form 20-F for the year ended March 31, 2003, we made disclosure of the lawsuit filed by Bell Communications Research. Inc, now known as Telcordia Technologies Inc., or Telcordia. In our Form 10-Q filing for the six months ended September 30, 2003, we reported that on September 29, 2003, the district court held a hearing in relation to that lawsuit to clarify its previous claim construction ruling. Subsequent to the hearing the district court issued an opinion clarifying its original claim construction in a manner that will permit Telcordia to maintain its claim for infringement of the remaining patent. In the three months to December 31, 2003, we have reviewed our defence to this case and on January 5, 2004, entered into mediation with Telcordia for settlement. On January 12, 2004 we entered into a legally binding memorandum of understanding with Telcordia wherein we agreed to pay Telcordia U.S.$23.5 million in exchange for a license to Telcordia's ATM patent portfolio and as full and final settlement of all outstanding claims. We are in the process of negotiating formal definitive agreements. We currently expect to make a payment of U.S.$14 million before March 31, 2004 and the remaining balance over the next three years. As a consequence of this claim, we have reassessed our provisioning level and recorded a charge of £5 million to our operating results in the three months to December 31, 2003.

        We are subject to the legal proceedings set out in Part I, Item 8 of our annual report on Form 20-F for the year ended March 31, 2003. Other than as disclosed in the paragraph above there have been no material developments to these legal proceedings in the nine months ended December 31, 2003 nor has there been a material new legal proceeding that has arisen in this period.

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

99.1
Amendment dated December 15, 2003 to the Interim Performance Bond Facility Agreement dated May 10, 2002.
(b)
Reports of Form 8-K

        During the quarter ended December 31, 2003 and up until the date of this report, the Company filed the following reports on Form 8-K:

        Current Report on Form 8-K dated October 2, 2003 related to it's listing on NASDAQ.

        Current Report on Form 8-K dated October 2, 2003 related to confirmation of changes to the Board.

        Current Report on Form 8-K dated October 3, 2003 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated October 3, 2003 related to the partial redemption of the Company's 10% guaranteed junior secured notes due 2008.

        Current Report on Form 8-K dated October 7, 2003 related to its Industry Analyst event.

        Current Report on Form 8-K dated October 10, 2003 related to the outsourcing of its microwave product manufacturing to Elcoteq Network Corporation in Germany.

        Current Report on Form 8-K dated October 10, 2003 related to the parameters of the partial redemption of the Company's 10% guaranteed junior secured notes due 2008 announced on October 3, 2003.

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

        Current Report on Form 8-K dated November 12, 2003 related to the sale of its interest in the Confirmant Joint Venture.

        Current Report on Form 8-K dated November 13, 2003 related to publication of its interim results for the three and six months ended September 30, 2003.

        Current Report on Form 8-K dated November 19, 2003 related to notes repurchase and notice of the fourth partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

        Current Report on Form 8-K dated November 28, 2003 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated December 1, 2003 related to the partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

        Current Report on Form 8-K dated December 23, 2003 related to notes repurchase and notice of the fifth partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

        Current Report on Form 8-K dated December 30, 2003 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 5, 2004 related to the sale of the North American Access Business Unit agreement signed.

        Current Report on Form 8-K dated January 6, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 9, 2004 related to the partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

        Current Report on Form 8-K dated January 9, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 12, 2004 related to supplying Teliasonera with new flexible next generation network platform.

        Current Report on Form 8-K dated January 14, 2004 related to signing a new support contract expansion with BT.

        Current Report on Form 8-K dated January 16, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 20, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 22, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 26, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 26, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 26, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 27, 2004 related to its Trading Update for the three months ended December 31, 2003.

        Current Report on Form 8-K dated January 29, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 30, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated January 30, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated January 30, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 2, 2004 related to the cancellation of previously repurchased 10% Guaranteed Junior Secured Notes due 2008.

        Current Report on Form 8-K dated February 2, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 3, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 4, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 5, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 6, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 9, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 10, 2004 related to the award of a new frame agreement by Telecom Italia.

        Current Report on Form 8-K dated February 10, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 11, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated February 11, 2004 related to the partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCONI CORPORATION PLC
Date: February 11, 2004	By:	/s/ M SKELLY M Skelly Company Secretary