Form 10-K
period 2004-03-31
MARCONI CORP PLC
filed 2004-06-14
CIK 1122135

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As filed with the Securities and Exchange Commission on [    ]

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-12430

Marconi Corporation PLC
(Name of Registrant as specified in its charter)

ENGLAND AND WALES
(Jurisdiction of incorporation or organization)
New Century Park
P.O. Box 53
Coventry
Warwickshire CV3 1HJ
United Kingdom
(Address of principal executive offices)

Not Applicable
(IRS Employer identification No.)

        Registrants telephone number, including area code: 011 44 2476 562000.

        Securities registered or to be registered pursuant to Section 12(b) of the Act: None.

        Securities registered or to be registered pursuant to Section 12(g) of the Act:

    American Depositary Shares evidenced by American Depositary Receipts, each American Depositary Share representing 2 ordinary shares, nominal value 25 pence per share.

    Ordinary Shares of 25 pence per share.

        Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the nest of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☒ No ☐

        Aggregate market value of registrant's ordinary shares held by non-affiliates of the registrant, based upon the closing price of the registrants ordinary shares share on September 30, 2003, as reported by the London Stock Exchange on that date: £900,000,000.

        Number of shares of registrant's ordinary shares outstanding as of June 9, 2004: 200,511,292 Ordinary Shares of 25p each.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

        In this report, the terms "we", "us", "our", "the Group", "Marconi Corporation" and "the Company" refer to Marconi Corporation plc and its subsidiaries and joint ventures, as the context requires. Marconi Corporation plc is incorporated as a public limited company under the laws of England and Wales.

        We state our financial statements in United Kingdom ("U.K.") pounds sterling. In this report, references to pounds sterling, pounds or £ and to pence or p are to the currency of the United Kingdom, references to euro or € are to the common legal currency of the members of the European monetary union, and references to United States ("U.S.") dollars, U.S.$ or $ are to the currency of the United States of America.

        Some of the market share information and other statements in this report regarding our position relative to our competitors with respect to the manufacture or distribution of particular products are not based on published statistical data or information obtained from independent third parties. Rather, such information and statements reflect our management's best estimates based upon information obtained from our customers and from trade and business organizations and associations and other contacts within the industries in which we compete. Unless otherwise specified or the context otherwise requires, market share and market data are based on fiscal 2004 sales.

        Our fiscal year ends on March 31. Unless otherwise specified, all references in this prospectus to our fiscal year refer to a twelve-month financial period ending March 31. For example, fiscal 2004 represents the fiscal year beginning on April 1, 2003 and ending on March 31, 2004.

        The consolidated financial statements contained in this report have been prepared in accordance with accounting principles generally accepted in the United States, known as U.S. GAAP.

        Various amounts and percentages set forth in this report may have been rounded and, accordingly, may not total.

        The information concerning equity affiliates contained in this report, including financial information, has been taken from or based upon publicly available documents and, where applicable, records on file with the U.S. Securities and Exchange Commission ("SEC"), supplemented by additional information obtained in our capacity as shareholders.

        Solely for convenience, this report contains translations of certain U.K. pounds sterling amounts into U.S. dollars at specified rates. These are simply translations and you should not expect that a U.K. pounds sterling amount actually represents a stated U.S. dollar amount or that it could be converted into U.S. dollars at the rate suggested, or any other rate. In this report, the translations of U.K. pounds sterling amounts into U.S. dollars, where indicated, have been made at the rate of U.S.$1.84 per £1.00, the noon buying rate for cable transfers of U.K. pounds sterling, as reported by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 31, 2004. The Noon Buying Rate on June 9, 2004 was U.S.$1.8292 per £1.00.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial performance and condition as well as for our plans and objectives for our business operations and financial performance and conditions. You can identify these statements by words such as "aim", "anticipate", "assume", "believe", "could", "due", "estimate", "expect", "goal", "intend", "may", "objective", "plan", "positioned", "should", "target", "will", "would", and other similar expressions which are predictions of or indicate future events and future trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which are in some cases beyond our control and may cause our actual results, performance and condition or achievements to differ materially from those expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under the caption "Risk Factors" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as the risks set forth below:

  •
  Failure of our business plan to be implemented successfully and, if implemented successfully, failure of our business plan to be effective;

  •
  Material inaccuracies, errors or misjudgments concerning the assumptions underlying our business plan;

  •
  Adverse changes or uncertainties in general economic conditions and business conditions in the markets we serve;

  •
  Failure to successfully dispose of non-Core assets at satisfactory terms and time scales;

  •
  Continued overcapacity in the market for telecommunications and continued depression in the market demand for telecommunications products;

  •
  Loss of customers, in particular loss of key customers, or failure to attract new customers;

  •
  Failure of our Core business to maintain competitiveness;

  •
  Adverse changes in the markets for our products, including as a result of increased competition and consolidation in the highly competitive international markets for telecommunications products, or a change in the technology used as the industry standard or as the technology of choice of customers;

  •
  Major disruption of production at our facilities or the facilities from which we source components or products.

  •
  Any large-scale employee or management turnover;

  •
  Changes in environmental, tax and other laws and regulations which, among other things, could cause us to incur substantial additional capital expenditures and operational and maintenance costs;

  •
  Adverse changes in foreign exchange rates;

  •
  Adverse results in litigation;

  •
  Terrorism and acts of war;

  •
  Occurrence of any other developments adversely affecting our liquidity, results of operations of our ability to continue as a going concern.

AVAILABLE INFORMATION

        We are subject to the informational requirements of the Securities Exchange Act of 1934 and file reports and other information with the Securities and Exchange Commission. You may read and copy all or any portion of the reports and their exhibits at the public reference facilities maintained by the Securities and Exchange Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at its regional offices at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material may also be obtained at prescribed rates by writing to the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C., 20549. You may obtain more information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a web site that contains reports and information about issuers, like us, who file electronically with the SEC. The address of that web site is www.sec.gov.

PART I

Item 1:    Business:

        We are a multi-regional provider of telecommunications equipment and services, which we supply to major telecommunications network operators, government agencies and selected large enterprises worldwide.

        We were incorporated as a private limited company in England in 1900 under the name The General Electric Company (1900) Limited. Our principal executive offices are in Coventry, United Kingdom. The mailing address of our principal executive office is New Century Park, P.O. Box 53, Coventry, CV3 1HJ, England, United Kingdom. Our website address is www.marconi.com.

Fiscal 2004 significant developments:

Financial Restructuring:

        On May 19, 2003, we concluded a financial restructuring ("Financial Restructuring"). The Financial Restructuring was effected through two separate "schemes of arrangement" under the U.K. Companies Act 1985. A scheme of arrangement is a procedure under English law through which a company may enter into a voluntary compromise or arrangement with one or more classes of its creditors to effect a restructuring of its financial obligations. One scheme of arrangement involved all of the creditors of Marconi Corporation plc, other than certain excepted categories of creditors but including the syndicate banks and bond holders to whom our primary financial indebtedness was owed. The second scheme of arrangement involved creditors of M (2003) plc (previously known as Marconi Plc), our former parent holding company. As a result of the restructuring, Marconi Corporation plc became the new parent holding company of our Group, replacing M (2003) plc, and M (2003) plc ceased to be a member of our Group.

        Our Financial Restructuring covered approximately £4.8 billion of creditors' claims, comprising £4.0 billion of syndicated bank debt and our externally held U.S. dollar and euro denominated bonds and £800 million of related party debt. In exchange for the cancellation of their claims against us, on May 19, 2003 we distributed to the creditors covered by our scheme of arrangement:

  •
  Cash: £340 million in cash;

  •
  Senior Notes: U.S.$717,139,584 (approximately £437 million) in aggregate principal amount of new guaranteed senior secured notes due April 2008 issued by Marconi Corporation plc, with interest payable quarterly in cash at a rate of 8% per annum;

  •
  Junior Notes: U.S.$486,881,472 (approximately £297 million) in aggregate principal amount of new guaranteed junior secured notes due October 2008 issued by Marconi Corporation plc, with interest payable quarterly in cash at a rate of 10% per annum or, at our option, in kind, by issuing additional junior notes, at a rate of 12% per annum; and

  •
  Marconi Corporation plc Shares: 995 million ordinary shares (199 million ordinary shares after our one-for-five share consolidation that occurred in September 2003), representing 99.5% of our issued ordinary share capital on May 19, 2003.

        Since the completion of the Financial Restructuring we have repaid in full all of the Junior Notes that were issued and only U.S.$487 million (approximately £242 million) of the Senior Notes remain outstanding.

        In addition, we issued 5 million ordinary shares (1 million ordinary shares after the one-for-five share consolidation that occurred in September 2003), representing 0.5% of our issued ordinary share capital upon consummation of the Financial Restructuring, and warrants to subscribe for up to 50 million (10 million following the one-for-five share consolidation that occurred in September 2003)

additional ordinary shares, equal to 5% of our issued ordinary share capital upon consummation of the Financial Restructuring, to shareholders of M (2003) plc. In connection with the restructuring we listed our ordinary shares on the London Stock Exchange and established an American Depositary Receipt ("ADR") program in respect of those shares.

        As part of the Financial Restructuring, Marconi Corporation plc separately obtained the sanction of the High Court of Justice of England and Wales for the purpose of implementing a capital reduction under the U.K. Companies Act, 1985. The capital reduction involved the cancellation of the non-voting deferred shares of Marconi Corporation plc and the cancellation of approximately £4.37 billion standing to the credit of Marconi Corporation plc's share premium account, which represented Marconi Corporation plc's entire share premium account following the effectiveness of the Marconi Corporation plc scheme of arrangement. This was effected to create a reserve which will eliminate the deficit on the profit and loss account shown on the balance sheet of Marconi Corporation plc as at March 31, 2003 with the excess reserve over the deficit on the profit and loss account initially being credited to a special reserve which will not be distributable to shareholders of Marconi Corporation plc until the creditors of Marconi Corporation plc so protected have been paid off or the High Court of Justice of England and Wales has agreed otherwise.

        In connection with the Financial Restructuring, the ordinary shares of M (2003) plc were delisted from the London Stock Exchange. While M (2003) plc's ordinary shares remain outstanding, all of M (2003) plc's remaining assets, other than assets necessary to fund the cost of administering its scheme of arrangement, will be distributed to M (2003) plc's creditors over time in accordance with its scheme of arrangement. We expect that M (2003) plc will be liquidated or dissolved in the future following the completion of those distributions.

        Prior to the Financial Restructuring, we and M (2003) plc had issued options in respect of M (2003) plc's shares to Group employees under a number of different option plans. In order to hedge some of the potential cost of acquiring the shares necessary to satisfy the Group's obligations under these plans, we, through an Employee Share Option Plan ("ESOP") trust entity, entered into contracts, which we refer to as ESOP derivative transactions, to purchase shares in the future at prices that were fixed at the dates of the contracts. In connection with the restructuring process, on March 26, 2003 we and M (2003) plc entered into a final settlement with the banks, which we refer to as the ESOP derivative banks, that were the counterparties under the ESOP derivative transactions. This settlement agreement definitively settled the claims of the ESOP derivative banks against us in relation to the ESOP derivative transactions. Under the settlement, which was conditional on our Financial Restructuring becoming effective, we paid a total of £35 million to the ESOP derivative banks and we excluded the claims of the ESOP derivative banks under the ESOP derivative transactions from our schemes of arrangement.

        As part of our Financial Restructuring, we contractually separated or ringfenced our U.S. based businesses from the rest of our Group. The ringfenced businesses were our North American Access ("NAA"), which we subsequently sold on February 20, 2004, Broadband Routing and Switching ("BBRS") and Outside Power and Plant ("OPP") businesses. While the business units that were ringfenced are located predominantly in the United States, the ringfenced entities are not limited to subsidiaries that are organized or incorporated under the laws of the United States, the states thereof or the District of Columbia but also include subsidiaries that are organized and incorporated under the laws of other jurisdictions including Republic of Ireland, Mexico and Switzerland.

        The covenants in the indenture governing the Senior Notes significantly restricts the type of financial, operational and other dealings that the non-ringfenced entities can have with the ringfenced entities. The covenants for the Senior Notes also require us to separate the BBRS and OPP businesses into separate subsidiaries, or groups of subsidiaries, within the ringfencing no later than May 19, 2005. Moreover, the non-ringfenced entities are generally prohibited from providing funding for any of the ringfenced entities. Following the separation of the principal businesses within the ringfencing, BBRS and OPP businesses will generally be prohibited from providing funding to each other.

Sale of NAA:

        On February 20, 2004 we completed the sale of our NAA business for cash consideration of U.S.$240 million to a subsidiary of Advanced Fibre Communications, Inc. The cash proceeds when received were paid into the Mandatory Redemption Escrow Account ("MREA") and were used to fund a mandatory redemption of the then remaining outstanding Junior Notes and a portion of the Senior Notes.

Sale of Easynet Group plc ("Easynet"):

        During fiscal 2004, we disposed of our entire investment in our affiliate, Easynet. We effected this disposal through two share placings completed on July 4, 2003 and September 4, 2003. Before expenses, the disposal on July 4, 2003 raised approximately £40.5 million and the disposal on September 4, 2003 raised approximately £56.7 million. The cash proceeds were paid into the MREA and were used to fund partial redemptions of our Junior Notes. We no longer have an interest in Easynet.

Organizational structure:

        Set forth below is the simplified legal structure chart of our principal group companies following our Financial Restructuring and reflecting our new reporting structure adopted effective October 1, 2003. The chart does not show all intermediate companies. As at March 31, 2004, all companies shown were wholly owned directly or indirectly by Marconi Corporation plc.

Principal operations:

        Our principal executive office is in Coventry, United Kingdom with principal operating sites in:

  •
  United Kingdom: Coventry, Beeston, Chorley, Egham, Liverpool, London, Stafford and Wellingborough;

  •
  United States and Canada: Pennsylvania, Ontario, Georgia, Mississippi, North Carolina, Illinois and Ohio;

  •
  Italy: Genoa, Marcianise and Pisa;

  •
  Germany: Backnang, Offenburg, Frankfurt and Radeberg;

  •
  Spain: Madrid;

  •
  Australia: Melbourne and Sydney;

  •
  China: Beijing, Guilin, Hong Kong and Shanghai;

  •
  Malaysia: Daralam and Kuala Lumpur;

  •
  New Zealand: Auckland;

  •
  India: New Delhi;

  •
  Saudi Arabia: Riyadh;

  •
  United Arab Emirates: Dubai;

  •
  South Africa: Johannesburg;

  •
  Brazil: São Paulo and Votorantim;

  •
  Mexico: Naucalpan de Juarez and Huixquilucan Edo de Mexico.

Core businesses:

        We divide our Core activities into two main business types:

  •
  Network Equipment, comprising optical networks, BBRS, access networks and other network equipment as well as OPP, which we no longer deem to be a core business and which we are currently managing for value.

  •
  Network Services, comprising installation, commissioning and maintenance and valued added services.

        The discussion of our Network Equipment and Network Services businesses that follows should be read in conjunction with the Segmental analysis of Revenues contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Customers:

        We are a multi-regional business, supporting customers in North America, Europe, the Middle East and Africa, Central and Latin America and the Asia-Pacific region. Our customer base mainly comprises telecommunications companies and providers of internet services for their public networks. In addition, we count certain large corporations, government departments and agencies, utilities and educational institutions for their private networks as customers.

        The main customers of our Network Equipment and Network Services businesses include:

  •
  Europe: British Telecommunications plc ("BT"), the Metro City Carriers in Germany, E-Plus, Telecom Italia, O2 and Vodafone Group;

  •
  United States: The U.S. Federal Government, Sprint, AT&T, Verizon.

        These customers accounted for approximately 50% of our total revenues during fiscal 2004.

        Customers of our optical networks and access networks businesses are predominantly based in Europe as well as in the Asia-Pacific region and Central and Latin America. Customers of our BBRS and OPP businesses are predominantly based in the Americas. In addition, we provide network services to customers in the transportation and utility sectors, mainly in Europe.

        BT is our single largest customer and accounted for approximately 21% of our total revenues in fiscal 2004 and 28% of the revenues of our Non-NARF segment (as defined in "Basis of Presentation" on page 38). Sales to the U.S. Federal Government and Verizon accounted for 24% and 11% respectively of the £399 million total revenues of our NARF segment (as defined in "Basis of Presentation" on page 38) in fiscal 2004, representing 7% and 3% respectively of our total revenues in fiscal 2004.

        We have entered into frame contracts with the majority of our major customers. While the terms of the frame contracts vary from customer to customer, these contracts generally set out the terms and conditions, including pricing, on which we will supply a customer with products and services. The length of frame contracts varies from customer to customer and can range from one to five years or more. Some of the frame contracts establish price and volume expectations that provide us with some visibility of expected sales during the terms of the contracts. However, the frame contracts do not typically guarantee the volume or value of products or services actually supplied by us, which remain at the discretion of the relevant customer. Near the end of their term, some frame contracts impose an obligation on the parties to negotiate in good faith to agree an extension of the contract.

Sales, marketing and distribution:

        We sell our Network Equipment and Network Services using our direct sales force as well as indirect channels such as local partners and distribution partners. Our sales activities include sales and marketing organizations in all major geographic regions. There are specialized product marketing groups, which support these organizations internally. In addition, we have a central marketing staff, which provides strategic direction and customer and market communications support for these organizations externally. Each of these regional organizations has responsibility for account management, sales, technical support and contract negotiation.

Partners:

        Marconi places importance on building partnerships with best-in-class vendors and has a small team dedicated to identifying, securing and managing these arrangements. Our partnerships can be categorized into three groups. These examples set out below are not exhaustive.

  •
  Outbound Route to Market Partners: that enable Marconi to enter new market areas, geographic areas and customers.

  •
  Inbound Technology Partners: that enable Marconi to fill gaps in the product portfolio for niche or specialist products where the business case does not justify in-house development.

  •
  Marketing Alliances: for products that enhance our offering but will be traded through our partners.

Network Equipment:

        We design and supply communications systems that transmit and switch voice, data and video traffic in predominantly public networks. Our network equipment products include optical networking systems, broadband and narrowband switches, routers and aggregation devices, wireless transmission systems and software management systems. In addition, we sell outside plant and power products for use in communications networks.

        Aggregate revenues for all of our Network Equipment businesses for fiscal 2004 were £897 million, representing 61.7% of our total revenues, compared to £1,036 million, or 57.5% of total revenues, in fiscal 2003 and £1,691 million, or 54.1% of total revenues, in fiscal 2002.

Overview of the public network market and competition:

        Historically, government-owned or government-regulated monopolies have operated public networks, which traditionally transmitted voice calls between users. Privatization and deregulation of public networks contributed to the entry of a large number of new companies into the public network market, offering new voice, data and video services.

        The telecommunication vendor network markets in which we operate are highly competitive. Our principal competitors include Alcatel, Ciena, Cisco Systems, ECI Telecom, Ericsson, Fujitsu, Huawei Technologies, Lucent Technologies, NEC, Nortel Networks and Tellabs. The primary method of competition in the telecommunication network market is the widespread use of open bids for equipment purchases. Buyers use a combination of factors to evaluate bids, including price, technical compliance, and ability to deliver in the required timescale and provide after-sales support, financial stability and long-term viability. As the public and private network markets converge, other specialist companies in the information technology sector may also emerge as strong competitors. In addition, competitors are emerging in rapidly developing telecommunications markets such as China.

        A typical telecommunication network can be portrayed as comprising three high-level layers. These are the service, switching and transport layers. Traffic in the network is moved around the network by equipment in the transport layer and routed to different points in the network by equipment in the switching layer. Equipment in the services layer defines and makes available the service associated with each particular class of network traffic, for example, voice, data or video services. Public networks, which comprise the three layers above, can typically be either access, metro or core networks, depending on the connections they establish. The access network typically connects an end user of a service to a network operator's local exchange, where switches are located. The core network usually connects an operator's major points of presence such as the routes between two cities. The metro network typically provides connections between the access and core networks such as between a major city and the various local exchanges or points of presence within a particular geographic region.

Optical Networks

        Communications service providers primarily use three technologies, Synchronous Digital Hierarchy ("SDH"), Synchronous Optical Network ("SONET") and Dense Wavelength Division Multiplexing ("DWDM"), to transmit voice, data and video traffic over fiber optic communications networks. DWDM is a relatively new transmission technology that is used worldwide. SDH is the digital transmission standard that is used in most regions except North America and Japan. SONET is the predominant standard that is used in North America and Japan. We no longer develop and sell SONET products. Sales of our optical networks products constituted 36.8% of our total Network Equipment revenues in fiscal 2004 (2003, 42.4%; 2002, 43.8%). During the latter period, sales were predominantly in Europe and Asia.

        We have focused our development on a comprehensive range of optical transmission equipment based on SDH and, more recently, DWDM technology.

  •
  SDH: We were a pioneer of SDH technology following its introduction in the early 1990s and have continued to introduce next generation SDH products. We are a leading supplier of SDH transmission equipment within Europe and believe we have a tenable position in other markets including the Central and Latin American and Asia-Pacific regions.

    Our add-drop multiplexers transport voice, data and video traffic streams over ring-based optical fiber networks to provide protection against network failures. Our line systems transport high-capacity voice, data and video traffic streams between major traffic centers. We also supply cross-connects to provide points of flexibility and restoration within an SDH network and to switch traffic streams from one transmission line to another. During fiscal year 2004, we launched a number of cost competitive next generation SDH products with greater functionality, for use both in core networks and for connecting residential and business customers to the core network. During fiscal year 2005 we are planning to enhance our next generation SDH products to enable customers' transport networks to handle more effectively data services as well as providing improved automated network resilience.

  •
  DWDM: DWDM is the transmission of closely spaced signals through a single optical fiber using wavelengths each of which functions as a separate, independent signal, and allows the capacity of installed optical fiber to be increased substantially to meet future growth in demand for voice, data and video traffic capacity. Our DWDM equipment is complementary to our SDH equipment and enables service providers to increase significantly the bandwidth of installed fiber optic cabling while still using the existing network infrastructure.

    We have already established what we believe is a tenable market position with our photonic line system, or PLx. In 2002 we launched a soliton-based, ultra-long-haul photonic line system, or "UPLx", that extended the distance that traffic can be transported before regeneration of the signal is required. We launched this product specifically for ultra and extended long-haul DWDM networks that will have much higher per fiber capacity than SDH or SONET networks. In 2003 we developed a "multi-haul' product that incorporated the functionality of our PLx and UPLx line systems onto a single converged platform capable of delivering solutions across a wide range of DWDM applications. In addition we plan to derive products from this platform capable of delivering shorter-range metro applications.

    Because our DWDM equipment is complementary to our SDH equipment, we intend to take advantage of our positions in the SDH markets of Europe, Central and Latin America and Asia-Pacific to sell our DWDM products to our existing SDH customer base as well as to new customers that want to make a cost effective and simple increase in their available bandwidth.

        Our network management system, or "ServiceOn", manages our transmission equipment. ServiceOn provides a broad range of management functions required by a network operator. It can be used by service providers to remotely re-configure their networks in accordance with changing traffic patterns. ServiceOn also provides network performance information and has fault detection capability to support the day-to-day operation of the network.

        Our broad portfolio of optical networks products, coupled with scalability and ease of upgrade, enables us to sell optical networks to our customers which optimize network design and cost for those customers. Our focus on overall optical networks solutions, rather than single product solutions, enables us to design more cost effective networks and to integrate future product offerings over the life of frame contracts. We believe that our installed base of SDH equipment, deep customer relationships, superior knowledge of the incumbent network design, and interoperability of our products with that installed base of SDH equipment, are an important competitive advantage for both the existing and next generation SDH and DWDM product ranges.

        Our objective is to maintain a leading position in the European optical networking markets and to increase market share in the Asia-Pacific region as well as Central and Latin America.

Broadband Routing and Switching

        We have refocused our technical and commercial resources in our BBRS business towards customers requiring more resilient networking platforms of the sort found in carrier-class networks, namely government and military agencies, selected telecommunications service providers and other large corporations. Our BBRS business also continues to provide support services to our approximately 1,000 service providers, enterprise customers and the U.S. Federal Government. Our single largest customer of BBRS products is the U.S. Federal Government with whom we have enjoyed a long relationship. BBRS has a base of almost U.S.$1.5 billion in deployed network platforms and support services across various departments and agencies of the U.S. Federal Government.

        Our BBRS business contributed approximately 14.5% of total Network Equipment revenues in fiscal 2004, approximately 13.7% in fiscal 2003 and approximately 12.4% in fiscal 2002. The BBRS business' sales are made predominantly in the North American market.

        Our broadband routing and switching multiservice platforms, including the BXR-48000, the industry's highest-capacity switch router, combines the scalability and reliability to protect existing revenue streams with the flexibility to offer profitable, carrier class, next-generation IP, Ethernet, Third Generation ("3G") and packetised voice services. Designed for Core and Edge networks, our switch-routers, support the exceptionally high Quality of Service needed for today's real-time, mission-critical, IP-based applications.

        Our products address the three principal packet-oriented protocols in use today:

  •
  Asynchronous transfer mode, or ATM;

  •
  Internet protocol, or IP; and

  •
  Multi-protocol label switching, or MPLS, an emerging standard which provides greater predictability, quality of service (QoS) and differentiated service levels for IP-based data, voice and video communications when compared with services available over traditional, connectionless IP networks.

        Our principal products comprise a range of multiservice switch-router devices that both establish the physical communication links between end points and determine the optimal route across the network. In addition, we also develop and sell a range of integrated access devices, or IADs, which are cost-effective solutions supporting converged voice, data and video transmissions over a single circuit. We have focused on the sale and support of our next-generation BXR-48000, which we believe provides the highest capacity of any multiservice switch currently available in the telecommunications industry, as well as our ASX-200BX, ASX-1000 and ASX-4000 range of multi-service switches.

        We design our switch-router platforms to support communications traffic transmitted by ATM, IP and MPLS protocols as well as enable operators to build on their existing switching and routing infrastructures to continue to support their legacy services while offering the flexibility and scalability to roll-out next-generation IP, wireless and packet voice services. This approach also allows operators to reduce their capital investment and operating costs.

        The ASX-4000 can switch at transmission speeds ranging from 10 to 40 gigabits per second ("Gbps") and can be positioned either within the core or at the edge of service provider networks or high-capacity private networks. The platform allows service providers to transport voice traffic over packet switched infrastructures such as ATM (Voice Telephony Over ATM ("VTOA")) or IP (Voice Over Internet Protocol ("VoIP")).

        The BXR-48000 can operate at transmission speeds ranging from 40 Gbps to 480 Gbps. It can be configured as a very high capacity router or a very high capacity switch. Routers function in the IP (packet) networking domain, while switches typically operate in the traditional voice, frame relay and ATM domains. The BXR-48000 has been deployed by U.S. Federal Government agencies to carry mission critical encrypted video traffic. The military-grade capabilities demonstrated by the BXR-48000 are equally applicable for the voice, video, data and multiservice networks of service providers and large non-military institutions. During fiscal 2004 we have shipped a number of BXR-48000 products to both U.S. Federal Government entities as well as a leading European financial institution.

        We also provide support services to customers of our BBRS products and report those revenues within our Network Services segment. The BBRS business service offerings range from routine technical support and assistance for our switch-routers, to dedicated, on-site project and program support for complex network environments.

        Within the broadband switching and routing market, we believe that the IP router market will be a significant source of potential growth in the longer term due to the continued growth in IP traffic and the launch of new services such as VoIP. We note, however, that the introduction of these new services is dependent on the development of technologies that permit the "toll-grade" transmission, over IP, of voice and real-time multimedia services. In the meantime, concern from carriers and security sensitivity of private network operators over the security and reliability of their networks are expected to lead to continued growth in the ATM market.

        We will continue to spend the majority of our research and development on multi-service products that support ATM, IP and MPLS protocols. In particular, our BBRS equipment is designed to enable carrier operators to address the divergent demands of today's difficult market environment. The market demands continued support for the ATM networks that transport today's services as well as providing a safe and viable migration path for the convergence of these networks with data oriented IP networks. To address the increasing requirements of our customers for IP services, we also intend to develop a platform for a range of IP services routers. This platform will be able to provide virtual private networks in the mission critical applications typically required by our customers. During 2004, we acquired, for immaterial consideration, the intellectual property and assets of Crescent Networks, which we consider will form the basis for this new platform. Our BBRS business is now part of our U.S. ring-fenced group but remains an important element of our core product and service offering.

Access Networks

        Access equipment connects the end user to a service provider's switch or local exchange across what has been traditionally known as the "last mile" or "local loop". This is the physical wire, fiber or wireless link that runs from a subscriber's telephone set or other communications device to the service provider's local exchange. We design, manufacture, sell and support a range of access equipment, which maximizes the capabilities of physical transport media, including copper telephone lines, fiber optics, and both licensed and unlicensed wireless spectra. Our access systems activities have undergone significant rationalization and are now focused on leveraging our reputation and relationships in Europe to continue penetration of key customers with fixed wireless, access hub and voice software systems. Our Access business contributed approximately 25.3% of our total Network Equipment revenues in fiscal 2004, 24.9% in fiscal 2003 and 21.3% in fiscal 2002. During fiscal 2004, approximately 93% of the European Access business' sales were in Europe, Middle East and Africa ("EMEA") with Asia-Pacific ("APAC") and Central and Latin America ("CALA") representing the balance of revenues (2003, 84% EMEA and the balance in APAC and CALA).

        Our Access Networks business comprises three main product groupings: Next Generation Broadband Access products, Fixed Wireless Access products and Mature Access products.

        Our Next Generation Broadband Access products are our Access Hub and our SoftSwitch.

  •
  Multi-service access node ("MSAN") known as Access Hub. These products are typically located within an operator's local exchange on one end of the subscriber loop providing broadband internet/ Digital Subscriber Line ("DSL") data and voice services. Our Access Hub, which can be configured as an advanced high density Digital Subscriber Line Access Multiplexer ("DSLAM"), also incorporates integrated ATM edge switching and IP multi-casting functionality. This enables it to perform as a broadband aggregator for multiple applications including voice, video and data services. This next-generation product offers high port densities and is very flexible. It is capable of delivering a wide range of services, including Plain Ordinary Telephone Service ("POTS"), Integrated Services Digital Network ("ISDN"), Asymmetric Digital Subscriber Line ("ADSL"), Symmetric Digital Subscriber Line ("SDSL") and Very High Bit-Rate Digital Subscriber Line ("VDSL") from dedicated line cards or in combinations from a single card. We launched our Access Hub platform in 2001and have already won several major frame contracts with British Telecom, Telecom Italia, Telekom Malaysia and Telkom (South Africa). Wind and Fastweb in Italy are also customers. During calendar 2003 we benefited from the increasingly rapid rollout of broadband services by operators. In this period according to independent research published by industry analyst firm RHK our share of the equipment market for the deployment of broadband DSL lines in Europe rose to approximately 9%.

  •
  SoftSwitch: This next generation product is a system which builds on many of the features of the narrowband switch allowing network operators to combine their traditional telephony services with broadband multimedia and high-speed data services across a single broadband packet switched network. Our SoftSwitch is currently one of only a limited number of products available in the market offering full class 4 and class 5 capability as well as IP Centrex functionality. It can therefore address both public and private network applications and has been designed to allow customers significantly to reduce the cost of operating their networks. We have initial network deployments with Jersey Telecom and Kingston Communications and have been selected to support BT in its next generation Public Switched Telephone Networks (PSTN) transformation trial.

  •
  Fixed Wireless: Our Mobile Digital Radio System ("MDRS") product family encompasses our point-to-point portfolio that offers long- and short-haul SDH transmission for services ranging from trunk networking, local access bypass and mobile network feeder applications. Our Mobile Digital Multipoint System ("MDMS") point-to-multi-point portfolio offers cost-effective broadband wireless solutions ranging from 2.4 Gigahertz ("Ghz") to 32 Ghz, depending on the country's frequency allocation, and supports subscriber voice and broadband data, using both standards-based and optimized techniques. Our radio planning and installation services enhance our ability to offer customized, cost-effective solutions for network operators and service providers. The main customers of our range of fixed wireless access products include Vodafone, O2 and E-Plus all in Germany.

  •
  Mature Access Products: We continue to supply upgrades and extensions to our significant installed base of narrowband voice telephony systems, or "System X". The majority of this installed base is in the United Kingdom. The need for operators to adapt their networks to changing traffic patterns, predominantly caused by the growth in Internet traffic, has driven upgrades and extensions.

Outside Plant and Power

        We are one of the major providers of outside plant and power products and services in North America. We are one of the major suppliers to Qwest, Verizon BellSouth, SBC, Sprint, AT&T and MCI. In addition, we are a supplier to Cingular, Telcel and U.S. Cellular. We currently have contracts to provide services to Bechtel in the building of wireless networks for AT&T and Cingular. Our OPP business contributed 17.3% of our total Network Equipment revenues in fiscal 2004, 13.5% in fiscal 2003 and 14.6% in fiscal 2002.

        Our OPP business has three primary product lines:

  •
  Outside Plant supplies connection, protection and enclosure products for the local loop, and is a supplier in enclosure design such as thermal management and analysis, water and dust intrusion, equipment packaging techniques and corrosion resistance. Although these are primarily passive hardware products, the trend of placing sensitive electronics outside the local exchange and closer to the subscriber requires increasingly sophisticated enclosures and static protection. The connection and protection products include distribution pedestals, building entrance terminals, cross connect terminals, cable television enclosure products, fiber optic splice enclosures, large electronic configuration cabinets, central office main distribution frames, heat management systems, power surge protection devices and connection blocks and terminals. The enclosure products are metal and plastic cabinets that house equipment such as power supplies, connection products, and digital and wireless transmission equipment.

  •
  Power supplies power systems to service providers and telecommunications equipment manufacturers for the local loop, local exchange switching, wireless sites and other customer equipment such as computer networks. Our power products and systems include large power systems for local exchange applications, smaller cabinet power systems with "plug and play" flexibility, modular power systems, custom power subsystems sold to original equipment manufacturers ("OEMs"), DC distribution and DC-DC conversion systems and traditional ringing and signaling equipment. We market our family of power products under Vortex, Lorain and other brand names. We base them on a single integrated platform suitable for multiple wire-line and wireless applications. This microprocessor-based "plug and play" architecture allows for software-based configuration, management, monitoring and local and remote power system access that is easily expanded for system configuration and control.

  •
  Services provides customers with software that allows for remote monitoring and control of power systems as well as complete program management support for communications systems deployment. Additionally, we provide a range of customer services, including site contract maintenance and breakdown service, spare parts provisioning, equipment depot repair, and training.

        Our OPP business is now part of our U.S. ring-fenced group. OPP continues to be managed for value and ultimately for disposal.

Other Network Equipment businesses

        Other Network Equipment businesses contributed 6.1% of our total Network Equipment revenues in fiscal 2004, 5.5% in fiscal 2003 and 7.7% in fiscal 2002. These comprise mainly the following businesses:

  •
  Marconi Interactive Systems ("MIS"): MIS manufactures payphones and multimedia terminals which range from an indoor "desk top" phone through to sophisticated multimedia street terminals which have voice telephony and internet access capability. The business sells primarily to the major public network customers such as BT, Telecom Italia, Singtel, Telenor and Teledanmark.

  •
  Network South Africa CPE: Our operations in South Africa include the design, manufacture and supply of a range of terminal products including telephones, Private Automatic Branch Exchange ("PABX") key-systems and public payphones.

Network Services:

        Our Network Services activities comprise a broad range of support services to telecommunications operators and other providers of communication networks. We support both our own products as well as those of other vendors of network equipment.

        Aggregate revenues for all our Network Services activities for fiscal 2004 were £556 million, or approximately 38.3% of our total revenues, compared to £743 million or approximately 41.3% of total revenues in fiscal 2003 and £969 million or approximately 31.0% of total revenues in fiscal 2002.

Overview of the Network Services market

        As network operators have sought to reduce expenditures to cope with excess capacity, the requirements for maintenance and support have continued. In some cases, new opportunities have emerged as operators have sought to consolidate vendors and outsource additional services.

        The nature of the network support services market means there are no dominant competitors in the provision of services to the public network market. However, major telecommunications vendors, such as Alcatel, Cisco, Ericsson, Lucent and Siemens are extending their service capabilities to offer total solutions in direct competition to us. In addition, major information technology and systems integrators, such as CSC, EDS and IBM, are now offering telecommunications solutions to their customers. Furthermore, independent service and support organizations such as Data and Telindus offer a broad portfolio of services.

        The principal method of competition in this market is through open bidding. Services may also be sold as a part of, or linked to, equipment sales.

Service offerings

        We provide, plan, build and operate support services to both fixed line and wireless network operators in many countries around the world. We target customers in the service provider, large-scale "carrier class" markets and in the government, transport and utilities sector. The services segment has two main sub-groupings:

Installation, Commissioning and Maintenance ("IC&M"):

        Aggregate revenues for IC&M for fiscal 2004 were £291 million, representing 52.3% of our total Network Services revenues, compared to £368 million, or 49.5% of total Network Services revenues in fiscal 2003 and £528 million or 54.5% of total Network Services revenues in fiscal 2002. IC&M comprises the following activities:

  •
  Customer Fulfillment: provides project management, installation and commissioning, field engineering support and customer training. The main markets are the United Kingdom, North America, Germany and Italy. The North American activities are associated with the OPP business.

  •
  Managed Services: supports the installed base of our equipment worldwide through technical support, on-site maintenance and spares & repairs management. Managed services also remotely monitors, manages and supports customers' live networks. Services are provided from a global network of technical assistance centers ("TAC") and stock hubs and network operation centers ("NOC"). We operate thirteen TACs: five in the United States, two in the United Kingdom, two in the rest of Europe, two in Canada, and one in each of Japan and Australia, offering around-the-clock telephone assistance to customers. We also have five NOCs: one in each of Australia, Germany, Italy, the United Kingdom and the United States, for remote monitoring, fault diagnosis and network repair. We can support our own product range as well as products supplied by other communication equipment companies.

  •
  Operational Support Systems: provides the software systems and systems integration services that enable operators to maximize the efficiency of their networks and the quality of the services they provide to customers.

        The bulk of these services are related to the sale of our products, although we also have considerable experience of working with equipment from other vendors.

Value-Added Services ("VAS"):

        Aggregate VAS revenues for fiscal 2004 were £265 million, representing 47.7% of our total Network Services revenues, compared to £375 million, or 50.5%, in fiscal 2003 and £441 million, or 45.5%, in fiscal 2002. VAS comprises the following activities:

  •
  Integrated Systems: provides turnkey projects and plan, build and operate services for mainly non-telecommunications businesses in market sectors such as transportation and government. The projects involve planning, building, operating and supporting carrier-class telecommunications infrastructure and are generally long-term. The principal geographical markets are the United Kingdom, Germany and the Middle East.

  •
  Wireless Services: provides radio frequency consulting services to both wireless and wireline network operators. These are primarily consulting and contractual services for site acquisition, mast design and construction, radio frequency cell site planning and network optimization. Our radio planning and installation services enhance our ability to offer customized, cost-effective solutions for network operators and service providers. In North America, our primary focus is on radio cell site planning and network optimization. In Europe our principal geographical markets are the United Kingdom, the Netherlands and Germany.

  •
  Managed Services: provides customer support services associated with our BBRS equipment.

        We have developed our services businesses over a number of years and it forms an important part of our portfolio of activities.

        Within Integrated Systems, our key initiative is to expand out of our strong U.K. base into carefully selected overseas markets, such as Germany, through a combination of skills transfers and working with selected partners.

        We intend to grow our Wireless Services business by targeting mobile network operators operating second generation ("2G") networks and planning 3G networks and equipment vendors providing turnkey projects to the mobile network operators who require service partners.

Other:

        Other activity for the year ended March 31, 2004, included our Italian-based public mobile radio networks business, which developed base stations and controllers for 3G networks until its disposal to Finmeccanica SpA on July 17, 2003.

Research and Development:

        We expended approximately £190 million, or 13.1% of revenues on research and development, or R&D, in fiscal 2004 as compared with expenditure of £274 million or 15.2% of revenues in fiscal 2003. Cost savings have been made throughout the year and were achieved mainly through headcount reductions and initiatives to significantly improve efficiency of our R&D by rationalizing, consolidating and closing research and development centers around the world. Other factors contributing to the overall reduction in R&D expenditure included lower levels of spend on third party sub contractors and a reduced level of depreciation due to lower levels of capital expenditure and the write-down of development and test models.

        We have continued to focus the majority of our R&D investment in three main product areas: Optical Networks, Access Networks and BBRS and in aggregate, spend in these three areas accounted for over 80% of our R&D expenditure during fiscal 2004. During the year, an increasing proportion of R&D expenditure has been directed towards Access Networks.

        Investment in Optical Networks has focused primarily on broadening our Metro portfolio, an area of increased focus by telecoms operators. Marconi's already comprehensive range of next-generation SDH products has been further extended with the launch of the OMS1664, a multi-service data enabled transport platform capable of delivering high-capacity SHD and ethernet services, the SMA1/4UC, a cost-effective and highly compact addition to our Next Generation SDH product family and by the introduction of a new optical multi-service product in our PacketSpan range, the OMS840, designed specifically for simultaneously handling a wide range of data and TDM services in the edge network. Aside from new platforms, existing SDH equipment can now be data-enabled with the development of a new range of PacketSpan plug-in data cards, enabling existing networks to deliver data services alongside traditional TDM services.

        Our increased focus in Access Networks has been concentrated on three main product platforms

  •
  Our multi-service access node solution, the Access Hub with the launch of new functionality enhancements including the planned launch of two new line-cards, the VDSL-combo card and a new fiber-to-the-home card over Ethernet. Both new cards offer operators significant cost saving and potential new revenue opportunities by combining voice and data services, as well as handling high definition video streams considerably faster than traditional networks;

  •
  Further enhancements to our carrier-grade Softswitch platform which has recently undergone successful pilot tests with both Jersey Telecom and Kingston in the U.K. and which we plan to further strengthen through our new relationship with IP communications specialists, Mitel; and

  •
  Fixed wireless access with the planned launch of the AXR, digital multipoint radio transmission platform.

        In BBRS, we have achieved significant cost savings mainly as a result of realignment of core programmes to meet specific customer demand. Almost half of the spend in fiscal 2004 related to further enhancements to our BXR-48000. The second release of this multi-service switch-router incorporates enhanced IP functionality and improved ATM capability. Other programmes are focused on adding Transparent Local Area Network ("LAN") Service, LAN Emulation Service, MPLS and IP VPN services to multi service switches, the release of Virtual Presence ("Vipr") products, and maintenance activities throughout the product portfolio.

Intellectual property:

        We own a number of intellectual property rights including patents and designs throughout the world. We have a number of patent and know-how and other licenses from third parties relating to products and methods of manufacturing products. We have also granted patent and know-how and other licenses to third parties.

        Because we develop some of our technologies through customer-funded research, we may not always retain proprietary rights to the products we develop.

        We rely on patents, trademarks, trade secrets, design rights, copyrights, confidentiality provisions and licensing agreements to establish and protect our proprietary technology and to protect against claims from others. Infringement claims have been and may continue to be asserted against us or against our customers in connection with their use of our systems and products. We cannot ensure the outcome of any such claims and, should litigation arise, such litigation could be costly and time-consuming to resolve and could result in the suspension of the manufacture of the products utilizing the relevant intellectual property. In each case, our operating results and financial condition could be materially affected. See "Business—Legal proceedings".

        The "Marconi" trademark used by many of our businesses is identified with and important to the sale of our products and services. It is either registered or the subject of an application for registration in approximately 120 territories, including all of those territories which we currently view as being our major trading territories.

        In connection with our Financial Restructuring, we consolidated our patents and patent applications owned by our U.S. and U.K. subsidiaries into three separate special purpose vehicles organized for that purpose. Those patents and patent applications have been allocated as follows:

  •
  Patents and patent applications owned by our U.K. subsidiaries were assigned to Marconi Intellectual Property U.K. Limited and then each licensed back to the appropriate operating subsidiary.

  •
  Patents and patent applications that were owned by U.S. subsidiaries and used in the BBRS business, OPP business or (until disposed) NAA business were assigned to Marconi Intellectual Property (Ringfence), Inc. and then licensed back to the appropriate operating subsidiary.

  •
  Patents and patent applications that were owned by U.S. subsidiaries and not used in the BBRS business, OPP business or (until disposed) NAA business were assigned to Marconi Intellectual Property, Inc. and then licensed back to the appropriate operating subsidiary.

  •
  Patents and patent applications as well as any other intellectual property owned by our German subsidiaries were assigned to a security trustee to facilitate the granting of security in Germany and then licensed back to the appropriate operating subsidiary.

  •
  Patents and patent applications that were not owned by U.S., U.K. or German subsidiaries remained in place.

        In addition, security interests have been granted to our scheme creditors over all of our intellectual property. In connection with granting the security interests, we agreed to limit the transfer of patents and patent applications within the group and to third parties. In so doing, we agreed to limit those transfers to transfers made in the ordinary course of business or, if not in the ordinary course of business, made with the consent of Marconi Corporation plc. In relation to the sale of the NAA business that completed on February 20, 2004, the divested assets of NAA were released from the global security interest pursuant to a Release Agreement, dated February 10, 2004, between The Law Debenture Trust P.L.C. (in its capacity as Security Trustee) and Marconi Corporation plc and its affiliates (including Marconi Communications, Inc. and Marconi Intellectual Property (Ringfence) Inc.).

Environmental And Other Regulations

Environmental, and employee health and safety matters

        We are subject to increasingly stringent regulation under various U.K., U.S., European Union ("EU") and other international, national and local laws and regulations relating to employee safety and health, and environmental protection, including law and regulations governing air emissions, water discharges and the use, management and disposal of hazardous substances.

        One of the many environmental laws affecting us in the United States is "CERCLA", which is the primary federal statute governing clean-up of contaminated properties. CERCLA can impose joint, several and retroactive liability for the costs of investigating and cleaning up contaminated properties, without regard to fault or the legality of the original conduct. Potentially liable parties under CERCLA can include current and former owners or operators of a site, as well as those who generate or arrange for the disposal of hazardous substances. Environmental laws in other jurisdictions can also impose significant clean-up liabilities. We are currently conducting investigations or clean-ups at eight contaminated sites, principally in the United States. The sites are being cleaned up voluntarily in connection with a prior property sale or purchase, or pursuant to government directive. We estimate the cost associated with these sites will be between approximately £3 million and £7 million. These former sites were associated with hazardous substance use and may give rise to unforeseen liabilities. We could therefore incur additional clean-up costs upon the discovery of new contamination at these or other sites for which we may be found to be responsible, either directly under CERCLA or other laws, or through a contractual indemnity obligation as the result of a prior property or business sale. We could also incur additional costs as a result of any related personal injury or property damage claims. Although such additional costs, if any, could be substantial, we are not aware of any material claims and do not expect future clean up or related costs to have a material affect on us. Litigation is by its nature an unpredictable form of risk and is disclosed wherever unliquidated damages are sought but no information is currently available that indicates a material liability.

        The European Commission has issued two directives, which will require member states of the EU to meet certain targets for collection, re-use and recovery of waste electrical and electronic equipment. It is likely that these obligations will be achieved through legislation placing the responsibility for meeting these obligations on equipment producers. Producers will also be required to phase out certain hazardous materials from the equipment. This legislation could significantly increase costs to producers of electrical and electronic equipment. We regularly audit our facilities' compliance with employee safety and environmental requirements. We have not incurred material capital expenditures for environmental, health or safety matters during the past three financial years, nor do we anticipate having to incur material capital expenditures during the current or the succeeding financial years. Although environmental costs cannot be predicted with certainty, we believe that costs relating to non-compliance or liability under current environmental, health and safety laws and regulations will not have a material adverse effect on our financial condition or results of operations as a whole.

Other government regulation

        Our products are subject to industry-specific government regulation and legislation in the United States, the European Union and throughout the world. For example, our Network Equipment business must comply with U.S. Federal Communications Commission requirements and regulations and other safety regulations governing communications products sold in the United States. Our businesses would suffer if they failed to obtain or lost the certifications, clearances and authorizations required to participate in new or existing projects. In addition, we could be subject to fines, criminal sanctions or the revocation of important licenses and certifications if we fail to comply with government regulations. We believe that any non-compliance or liability under current government regulations will not have a material adverse effect on our financial condition or results of operation as a whole.

Employees

        The table below sets out the average number of people (full time equivalents) we employed in the previous three financial years:

	For the year ended March 31,
	2004	2003	2002
	(in thousands)
Employees by business:
Network Equipment	11	13	19
Network Services	4	6	8
Other	—	1	3
Discontinued operations	—	1	15

Group employees	15	21	45
Share of joint venture employees	—	—	3

	15	21	48

Employees by location:
United Kingdom	5	7	17
The Americas	4	5	12
Rest of Europe	5	7	15
Africa, Asia and Australasia	1	2	4

	15	21	48

        During fiscal 2004, we took a number of steps to reduce our workforce as we restructured our cost base in response to the deterioration in trading conditions that we have experienced over the last three years.

        A number of our employees are collectively represented by and are members of trade unions and work councils. Membership and representation varies from country to country, and we have entered into various collective bargaining agreements. It is our practice to renew or replace our various labor arrangements relating to continuing operations as and when they expire, and we are not aware of any material arrangements whose expiration is pending and which is not expected to be satisfactorily renewed or replaced in a timely manner. We have not experienced any material work stoppages or strikes in the past three fiscal years. Although trade unions, from time to time, have publicly expressed dissatisfaction with our plans to reduce our workforce, we believe that relations with our employees are generally good.

Item 2:    Properties

        Our registered office is located at New Century Park, P.O. Box 53, Coventry, Warwickshire, CV3 1HJ. Our London office is located at 34 Grosvenor Square, London, W1K 2HD.

        We have facilities in the United Kingdom, continental Europe, North America, Africa, Asia and Australasia. We own or lease all of our principal sites. Our principal facilities, most of which are used jointly by our reporting segments, are as follows:

Owned property

Location	Tenure	If current Leasehold, Rent per annum	If leasehold Expiry of term	Building or site area sq ft	Principal use
122 Edward Street St. Thomas, Ontario N5P 1Z2 Canada	Freehold	Not applicable	Not applicable	45,000	Manufacturing
Hueftelaecker 1 T Backnang Germany	Freehold	Not applicable	Not applicable	8,762	Offices R&D
Gerberstrasse 33 71522 Backnang, Germany	Freehold	Not applicable	Not applicable	714,160	Offices R&D
Max-Planck Str. 1 77656 Offenburg, Germany	Freehold	Not applicable	Not applicable	454,000	Manufacturing
MAIN SITE S.P. Casapuzzano Marcianise, Italy	Freehold	Not applicable	Not applicable	113,021	Manufacturing
Via Ambrogio' Negrone 1/A (excluding L1 floor) 16153 Genova, Italy	Freehold	Not applicable	Not applicable	284,899 including Via Ludovico Calda 5	Offices R&D
Via Ludovico Calda 5 16153 Genova, Italy	Freehold finance lease	Finance Lease Payment £755,834	Finance Lease arrangement ends January 2007, then Freehold	See Via Negrone above	Offices R&D
Iron Road New Era Springs, Johannesburg 1560, South Africa	Freehold	Not applicable	Not applicable	318,289	Manufacturing & Offices
18/20 Denington Road Wellingborough, Northants U.K.	Freehold	Not applicable	Not applicable	44,929	Offices & Services
Reltec Corporation 104 Wiley Road, La Grange Georgia 30240, U.S.A.	Freehold	Not applicable	Not applicable	172,004	Manufacturing
956 North Broadway Extended Greenville, Mississippi MS 38702 U.S.A.	Freehold	Not applicable	Not applicable	126,416	Manufacturing & Offices
Evergood, 325 Welcome Center Blvd. Welcome, NC 27374 North Carolina, U.S.A.	Freehold	Not applicable	Not applicable	158,000	Manufacturing & Offices
1000 Marconi Drive Warrendale, PA 15086 Pennsylvania, U.S.A.	Freehold	Not applicable	Not applicable	574,286	Manufacturing, Offices and R&D
1122F Street Lorain, 44502 Ohio U.S.A.	Freehold	Not applicable	Not applicable	311,495	Manufacturing & Offices

Leased properties

Location	Tenure	If current Leasehold, Rent per annum	If leasehold Expiry of term	Building or site area sq ft	Principal use
Franklinstrasse 56 60486 Frankfurt, Germany	Leasehold	£359,735	2009	26,682	Offices and R&D
Lot 24 Kumlim Industrial Estate 00009, Kulm, Kedah Daralam Malaysia	Leasehold	No cost to Marconi Joint Venture Property	2046	348,483	Manufacturing
New Century Park PO Box 53, Coventry CV3 1HJ U.K.	Leasehold	£1,313,200	2021	618,924	Offices and R&D
New Horizon Park Waterman Road, Coventry U.K.	Leasehold	£645,579	2005	314,000	Offices and Manufacturing
13 Wilson Road Huyton, Liverpool L36 6AE U.K.	Leasehold	£23,000	2076	105,497	Warehousing and Distribution
Carr Lane, Chorley, Lancashire PR7 3JP U.K.	Leasehold	£135,000	2066	96,969	Manufacturing and Offices
Siemens Technology House Technology Drive, Beeston Nottingham NG6 1LA U.K.	Leasehold	£340,000	2006	62,000	R&D
Grosvenor Square London W1 U.K.	Leasehold	£210,000	2006	5,860	Corporation Offices
Edge Lane, Liverpool L7 9NW U.K.	Leasehold	£1,454,000	2012	221,010	Offices & R&D

        There has been significant consolidation from existing facilities concentrating our activities on our remaining major key hub locations. We believe that our principal facilities are suitable and adequate for their use. Use of these facilities may vary with economic and other business conditions, but none of the principal plants are idle.

Item 3:    Legal proceedings

        We are not and have not been engaged in, nor, so far as we are aware, do we have pending or threatened by or against us, any legal or arbitration proceedings which may have or have had in the recent past, including at least the 12 months immediately preceding the date of this report, a significant effect on our financial position as a whole, except as set out below. Where a liquidated sum is claimed, a de minimis figure of £5 million has been applied in determining which claims may have a significant effect. The figures given are the full amounts claimed by the claimants in each case, which may be much greater than the amounts the claimants realistically believe they can recover. We and our other former group companies intend to defend claims vigorously. While we believe that we have meritorious defenses, the duration and outcome of the litigation are not predictable at this point.

Claims against us or our former group companies

        The following represents the largest outstanding claims made against us or our former group:

  •
  Marconi Corporation plc, FORE Systems Inc., or FORE Systems (now known as Marconi Communications, Inc.), and 13 persons who were then directors and/or senior executives of Marconi Communications, Inc. were defendants in a consolidated class action lawsuit filed in the United States District Court for the Western District of Pennsylvania on behalf of the public shareholders of Marconi Communications, Inc., other than defendants and their respective affiliates. The action alleged that Marconi Corporation plc violated federal securities law in relation to Marconi Corporation plc's tender offer for Marconi Communications, Inc's shares, Marconi Communications, Inc.s' grant of share options to certain of the individual defendants and the treatment afforded the individual defendants' share options in that tender offer and in the merger agreement between Marconi Corporation plc and Marconi Communications, Inc. Millionerrors Investment Club was the representative of the named plaintiff class. The Complaint sought unspecified damages, counsel and expert fees, other costs of the claim and other unspecified relief. Plaintiffs' lawyers stated that their damage claims would exceed U.S.$450 million. On August 21, 2002 the District Court granted summary judgment in favor of defendants on all claims. On September 23, 2002, the plaintiffs filed a notice of appeal. The appeal was stayed and the case remanded to the district court to consider a settlement agreement reached among the parties. Under the terms of the Settlement Agreement, the Directors and Officers liability insurance carrier will pay U.S.$250,000 to defray a portion of the Plaintiff Class Attorneys' verifiable out-of-pocket expenses and Marconi Corporation plc, Marconi Communications, Inc. or their designee paid less than U.S.$50,000 for the costs of notice to the class. On February 27, 2004, the court approved the settlement and entered the final order and judgment, which is now final and not subject to appeal. The lawsuit has been dismissed.

  •
  Marconi Communications, Inc., together with six of its former directors and officers, were defendants in a consolidated class action lawsuit filed in the United States District Court for the Western District of Pennsylvania on behalf of a class of persons, other than defendants and their respective affiliates, who purchased Marconi Communications, Inc. securities during the period July 19, 1996 to April 1, 1997, inclusive. Robert K. Bell was the first named plaintiff class representative. The plaintiffs alleged that, during this period, Marconi Communications, Inc. misrepresented material facts relating to its results of operations, competitive position and future prospects and concealed its alleged deterioration, declining growth and inability to compete successfully until the April 1, 1997 preliminary release of Marconi Communications, Incs' projected results of operations for fiscal 1997. The plaintiffs also alleged that Marconi Communications, Inc.s' financial statements for the quarters ended June 30, September 30 and December 31, 1996 improperly recognized revenues on sales to certain customers. These alleged misrepresentations were said to constitute violations of the anti-fraud provisions of Section 10(b) of the U.S. Securities Exchange Act of 1934 and, as to the individual defendants, of Section 20(a) of the U.S. Securities Exchange Act of 1934. The plaintiffs' consolidated complaint sought unspecified damages, counsel and expert fees and other costs of suit and other unspecified relief. The defendants denied all allegations of wrongdoing. The plaintiffs' damages expert had initially estimated damages at U.S.$792 million, then U.S.$865 million and then U.S.$724 million. The parties have agreed to a settlement, which resulted in the Marconi group not making any payment to the plaintiff class. The court approved the settlement and entered the final order and judgment on December 22, 2003. No appeals were filed and the settlement is now final. The lawsuit has been dismissed.

  •
  Marconi Communications, Inc. is a defendant in a lawsuit filed by Bell Communications Research, Inc., now known as Telcordia Technologies Inc., or Telcordia, on October 14, 1998 in the United States District Court for the District of Delaware. Upon filing the case, Telcordia, a patent holder, alleged that Marconi Communications, Inc. infringed four patents owned by Telcordia, and sought unspecified damages for past infringement and an injunction against future infringement. Marconi Communications, Inc. denied infringement and asserted the affirmative defenses of invalidity, unenforceability, laches, equitable estoppel, implied license, misuse and unclean hands. In addition, Marconi Communications, Inc. counterclaimed for a declaratory judgment on non- infringement, invalidity, unenforceability, laches, equitable estoppel, implied license, misuse and unclean hands and asserted affirmative claims seeking damages for reformation of contract based on fraud, breach of the covenant of good faith and fair dealing, negligent misrepresentation and common law unfair business practices and competition. Prior to trial, Telcordia dismissed with prejudice its claims for infringement of two of the four asserted patents, and Marconi Communications, Inc. dismissed with prejudice its counterclaims for reformation of contract based on fraud, breach of the covenant of good faith and fair dealing, negligent misrepresentation and common law unfair business practices and competition. Telcordia maintained its claims for infringement on the remaining two patents. Discovery in this case has closed.

    The trial court conducted a claim construction hearing in late August 2000 and subsequently entered an order construing the claims of the patents. Telcordia, taking the position that it could not, given the court's patent claim construction, prevail on its claims of infringement at trial, moved the court to enter an order finding that Marconi Communications, Inc. had not infringed the patents in suit so that the case would be procedurally postured for appeal. Marconi Communications, Inc. subsequently moved the court to require that Telcordia identify which of the construed patent claim elements it contends were in error and which precluded Telcordia from proving infringement. Telcordia identified some claim elements, and, on September 21, 2001, the court entered a final judgment of non-infringement. Oral argument in the appeal took place on February 3, 2003. The appellate court upheld dismissal of one patent and remanded the one remaining patent to trial court for further clarification of original Markman ruling. In accordance with the appellate court's ruling on September 29, 2003, the district court reconsidered its claim construction and issued a claim construction that permitted Telcordia to maintain its claim of infringement at trial. After the district court's revised claim construction, the parties entered into settlement negotiations. On January 12, 2004 the parties entered into a letter of understanding ("LOU") wherein Marconi Communications, Inc. agreed to pay Telcordia U.S.$23.5 million in exchange for a license for Marconi Communications, Inc. and all affiliated Marconi companies under Telcordia's ATM patent portfolio and as full and final settlement of all outstanding claims. Payment will be made in accordance with and upon execution of a final confidential settlement agreement, which is currently being negotiated. Additionally, as a result of the LOU, the parties agreed to have the court remove the trial date originally set for February 8, 2004, from its docket.

  •
  Marconi Communications, Inc. is a defendant in a second lawsuit filed by Telcordia, a patent holder, on June 8, 1999 in the United States District Court for the District of Delaware. Telcordia's second lawsuit alleges that Marconi Communications, Inc. has infringed two additional Telcordia patents. Marconi Communications, Inc. has denied infringement and asserted the affirmative defenses of invalidity, unenforceability, laches, equitable estoppel, implied license, misuse and unclean hands. In addition, FORE Systems has counterclaimed for a declaratory judgment on the issues of non-infringement, invalidity and unenforceability. Marconi Communications, Inc. has also asserted a counterclaim seeking damages for Telcordia's infringement of a Marconi Communications, Inc. patent. The case was scheduled for trial in November 2000. However, all proceedings have been stayed pending the outcome of the proceedings in the first lawsuit described above, and discovery in this second case has not yet been completed. The second case is included in the settlement of the case detailed in the immediately preceding paragraph above.

  •
  Systems Management Specialists, Inc., or SMS, is a defendant in a demand for arbitration brought by Esprit de Corp, or Esprit, in April 2002. This action relates to two outsourcing agreements entered into by Esprit and SMS in 1995 and 1999; Esprit alleges that SMS breached its obligations under the agreements and is seeking damages in range of U.S.$8.8—U.S.$18.2 million. M (2003) plc was originally a party to the arbitration demand under a legal theory alleging that SMS and M (2003) plc are alter egos of one another. Esprit released M (2003) plc from its original arbitration demand, but then named M (2003) plc in a federal court proceeding. In response, M (2003) plc moved to stay the federal court proceeding until after the arbitration between SMS and Esprit concluded. The Court granted M (2003) plc's motion to stay, and, therefore, Esprit will be permitted to proceed on its claims against M (2003) plc only after the arbitration between SMS and Esprit is completed, and only to the extent Esprit prevails on any of its claims in the arbitration against SMS. The parties had agreed to conduct the arbitration hearing between October 13-24, 2003, and significant discovery had taken place. Beginning in September 2003, the parties reached a settlement in principle in the U.S.$710,000-U.S.$725,000 range, payable to Esprit in exchange for a full release and settlement of the actions. The settlement agreement is being negotiated but has not yet been finalized or executed. The parties continue to negotiate in an attempt to resolve this matter.

  •
  Marconi Corporation plc and Marconi Commerce Systems Inc., or MCSI, are defendants in an action brought by a former employee, Larry Anthony Gillus, or Gillus. The complaint alleges that Gillus suffered racial discrimination and subsequent retaliatory action whilst employed by Gilbarco, subsequently known as MCSI, which has now been sold to subsidiaries of Danaher Corporation plc. A second claim has been brought against M (2003) plc and MCSI for retaliation and intentional infliction of emotional distress alleged to have occurred after he brought the original action. Additionally, on September 10, 2003, the Court granted plaintiff's motion to add a breach of employment contract claim and injunctive relief. Gillus' counsel has in the past stated that he is seeking a total of U.S.$19 million in respect of both claims. Potential liabilities in respect of the claim against Marconi Corporation plc and M (2003) plc were compromised pursuant to its restructuring. As a result, on November 5, 2003, Gillus voluntarily dismissed without prejudice Marconi Corporation plc and M (2003) plc from the cases. Discovery has commenced with respect to the remaining defendants.

  •
  Marconi Corporation plc, M (2003) plc, Marconi Inc. and Marconi Data Systems Inc. are defendants in an action brought by a former employee, Thomas Edeus, or Edeus. The complaint asserts three causes of action; firstly that Edeus was unlawfully deprived of benefits to which he was entitled under Marconi Data Systems Inc's United States severance plan; secondly for failure to provide Edeus with a summary plan description relating to the severance plan; and thirdly for age discrimination in employment. The plaintiff has purported to have made out claims in various specified amounts totaling over U.S.$901,000, some of which may be in the alternative, and also unspecified punitive damages, liquidated damages and front and back pay, making the impact of this claim on us and the former group difficult to assess. An answer and affirmative defenses have been filed on behalf of all defendants. On June 5, 2003, the court entered an order providing as follows: "Plaintiff having advised the court that one or more defendants' [sic] are in Bankruptcy, this action is placed on the court's [suspense] calendar pending disposition of the bankruptcy case. Plaintiff is directed to file and notice for hearing a motion to reinstate upon disposition of the bankruptcy proceedings." Potential liabilities in respect of the claim against Marconi Corporation plc and M (2003) plc were compromised pursuant to our restructuring.

  •
  Inglis Limited and The English Electric Company, Limited ("English Electric") are defendants in an action brought by Manitoba Hydro. In the early 1960s, Manitoba Hydro contracted with Inglis Limited to design and manufacture, amongst other equipment, three turbines for the hydro electric plant at Grand Rapids, which is located in Manitoba, Canada. Inglis Limited worked closely with English Electric, who prepared certain aspects of the turbine design. One of the turbines exploded in March 1992. Manitoba Hydro is suing Inglis Limited for negligence and breach of contract in the design and manufacture of the turbines, and English Electric for negligence in relation to the design. In June 1998, Manitoba Hydro was granted leave to commence an action against English Electric and Inglis Limited and proceedings are progressing, the documentary disclosure phase having been largely completed and examination for discovery of witnesses being partly undertaken. Manitoba Hydro has pleaded, in broad terms, around 35 million Canadian dollars, approximately £14 million. This sum is exclusive of interest, which could approximately double this figure as the explosion took place over 10 years ago. This amount assumes 100% liability on the part of English Electric, which is denied.

  •
  Datang Telecom Technology Co. Ltd, Optical Communication Branch, or Datang, has indicated that it may bring a claim against Chengdu Marconi Communications Ltd, or Chengdu. On August 24, 2000 Chengdu Marconi Communications Ltd entered into an Original Equipment Manufacture agreement with Datang. Datang has approximately U.S.$5.2 million on account payable to Chengdu Marconi Communications Ltd but has not paid as it claims that it has been unable to sell U.S.$7 to U.S.$9 million of products purchased from Chengdu Marconi Communications Ltd due to their quality. Datang has indicated that it will not pay the outstanding sums and may bring court proceedings against Chengdu Marconi Communications Ltd in China. The value of such a claim might be in the region of U.S.$7 to U.S.$9 million, the value of the products that Datang claims it has been unable to sell, but could potentially be for U.S.$18 million, the value of the entire contract. Arbitration proceedings have not yet begun and Datang and Chengdu continue to seek a resolution without resorting to litigation.

  •
  There is an outstanding tax dispute between the Indian tax authorities and Marconi Corporation plc, English Electric and Associated Electrical Industries Limited, or AEI. In 1989/90, as part of the reorganization of the Marconi group's European operations, Marconi Corporation plc, English Electric and AEI transferred their shareholdings in The General Electric Company of India Limited, or GEC India, The English Electric Company of India Limited, or EE India, and GEC Power Engineering Services of India Limited, or GEP India, to a Dutch company, GEC Alsthom NV, or Alsthom. The Indian tax authorities claim that this transfer gives rise to an Indian capital gains tax charge for each of Marconi Corporation plc, English Electric and AEI, although this is one of the issues in dispute. An advance Indian capital gains tax payment had to be made before the Indian authorities would issue a no-objection certificate, which was required before the transfer could proceed. This advance payment was based on the value of GEC India, EE India and GEP India at the date of the no-objection certificate. The Indian tax authorities have, however, assessed Marconi Corporation plc, English Electric and AEI to tax on the basis of the value of GEC India, EE India and GEP India at the date of the actual transfer, which could give rise to a tax liability of up to £11 million, of which £3 million relates to Marconi Corporation plc. Marconi Corporation plc, English Electric and AEI are disputing this liability and the basis of valuation in the Indian courts and in pursuance of interim orders of the Indian Court have deposited £2.686 million with the Indian tax authorities. In January 2004, the case was heard in the Calcutta High Court on a point of tax law. No judgment has yet been delivered.

  •
  M (2003) plc and four of its former officers were defendants in a consolidated class action lawsuit pending in the United States District Court for the Western District of Pennsylvania

    brought on behalf of a putative class of all persons, other than defendants and their respective affiliates, who purchased American depository receipts or were United States residents and purchased common stock of M (2003) plc between April 10, 2001 and July 5, 2001, inclusive. Plaintiffs alleged that, during this period, M (2003) plc and the individual defendants falsely reassured investors that Marconi's revenues would rise during the year and that its geographic and business mix left it relatively immune to the economic downturn affecting its competitors. Plaintiffs further alleged that on July 4, 2001 defendants belatedly disclosed that tougher trading conditions in the quarter ended June 30, 2001 indicated that M (2003) plc's sales and operating profits for fiscal 2002 would fall significantly from the levels previously estimated. Defendants' alleged misrepresentations were said to violate the anti-fraud provisions of Section 10(b) of the U.S. Securities Exchange Act of 1934 and, as to the individual defendants, Section 20(a) of the U.S. Securities Exchange Act of 1934. Plaintiffs sought class certification, an award of unspecified damages, counsel and expert fees and other costs of suit and other unspecified relief. All defendants filed a motion to dismiss the lawsuit, which by opinion and order dated September 18, 2002, was granted in part and denied in part. The Court ruled that it had no jurisdiction over claims of holders of Marconi ordinary shares not residents of the United States, but had jurisdiction over claims of American resident owners of ordinary shares and owners of ADRs. The parties agreed to a settlement, which resulted in M (2003) plc and the Marconi group not making a payment to the claimants. The court approved the settlement and entered the final order and judgment on January 16, 2004. No appeals were filed and the settlement is now final. The lawsuit has been dismissed.

  •
  In November 2002 Marconi Communications, Inc. ("MCI") brought a claim against Brambles Enterprises Limited ("Brambles") in the English High Court for non-payment of invoices totaling U.S.$0.998 million, U.S.$0.2 million for future milestone payments (both exclusive of interest and costs) plus damages arising from various breaches of an agreement for the development and supply by MCI of RFID tags and readers. Brambles filed a counter-claim against MCI alleging various breaches of contract by MCI and claiming damages of approximately U.S.$1.055 million (U.S.$0.455 million being the expenses incurred in obtaining a short-term replacement for the RFID system and U.S.$0.6 million being estimated costs of a new development programme for the full system). In January 2004 Brambles was given permission to amend its counter-claim. The counter-claim specifies additional heads of damage and the estimated losses are pleaded at between U.S.$6.52m and U.S.$24.21million. The matter is listed for trial in October 2004.

Claims brought by our group companies

        The following represent the largest outstanding claims made on behalf of our group:

  •
  Marconi Communications Inc., or MCI, is the claimant in two actions against Vidar SMS Co., Ltd, or Vidar, a company with its principal place of business in Taiwan. In May 2000, MCI brought an International Chamber of Commerce arbitration proceeding against Vidar in connection with Vidar's breaches of an Engineering Services Agreement between Vidar and a Marconi-acquired company, RELTEC Corporation. In August 2002, the arbitration tribunal awarded MCI U.S.$25,879,544 under its breach of warranty claims, U.S.$5,604,270.12 for prejudgment interest, and U.S.$156,702.56 for costs, for a total award of U.S.$31,640,516.68. Vidar claims that it has no assets to satisfy this judgment.

  •
  A second action was brought by MCI against Vidar in May 2000 in the United States Court for the Northern District of Texas for fraud, negligent misrepresentation, Texas common law indemnity and California equitable indemnity, all relating to Vidar's wrongful acts in connection with various business relationships between the parties. On October 30, 2002, the U.S. District Court entered default judgment against Vidar on all claims and assessed MCI's actual damages at U.S.$72,402,065 plus prejudgment interest on this amount at the rate of 10% per annum. Vidar filed a petition for reorganization in the Taipei (Taiwan) District Court in 2001 and claims that it has no assets to satisfy the judgments referred to above. However, the Taipei District Court dismissed Vidar's petition on January 28, 2002 based on its lack of viability for reorganization and the Taiwan High Court dismissed Vidar's appeal of the lower court's ruling on March 25, 2002 based on the same reason.

Industrial injury claims

        English Electric, Associated Electrical Industries Limited and various other group companies are subject to injury claims from former employees. The types of illness or injury in respect of which damages are commonly claimed include industrial deafness, pleural plaques, asbestosis, mesothelioma and vibration white finger. The group is currently defending approximately 200 cases of this nature. Chester Street Limited (formerly Iron Trades), GEC's employer's liability insurer during the period the damage was caused is now insolvent and is being administered through a scheme of arrangement. Accordingly, for claims where the illness or injury was caused before 1972, 95% of the liability attaches to companies in our group. The remaining 5% attaches to Chester Street Limited and is payable by the aforementioned scheme of arrangement. For claims where the illness or injury was caused after 1972, the Financial Services Compensation Scheme (a scheme established by the U.K. Financial Services and Markets Act 2000) will meet 100% of the liability. The liability for industrial injury claims is ongoing and we may continue to receive claims of this nature for many years.

Item 4:    Submission of Matters to a Vote of Security Holders:

        During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of our security holders.

PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters:

Stock Price History:

        Our ordinary shares have been listed on the London Stock Exchange since May 19, 2003. Since that time, the highest closing market price has been 732 pence and the lowest closing market price has been 270 pence. ADRs representing our ordinary shares have been quoted on the NASDAQ National Market under the symbol MRCIY since October 2, 2003. Since that time, the highest closing market price has been 2,750 cents and the lowest closing market price has been 925 cents.

        The following table sets forth quarterly market price information for our ordinary shares on the London Stock Exchange (as reported by Bloomberg) and our ADR's in the over-the-counter market and NASDAQ National Market (since October 2, 2003) (as reported by Bloomberg).

	London Stock Exchange (Sterling pence)		ADRs(2) (U.S. dollars)
Quarterly period
	High	Low	High	Low
May 19, 2003–June 30, 2003(1)	342.50	270.00	11.70	9.25
July 1, 2003–September 30, 2003(1)	505.00	305.00	16.50	10.09
October 1, 2003–December 31, 2003	633.00	420.00	22.05	14.30
January 1, 2004–March 31, 2004	732.00	587.50	27.50	20.75
April 1, 2004–June 9, 2004	677.50	530.50	24.70	18.65

(1)
The pre-September 2003 market prices have been adjusted to reflect the five-for-one share consolidation that became effective on September 9, 2003.

(2)
Each ADR represents two ordinary shares, nominal value 25 pence per share.

Dividends

        We do not currently and have not in the last two fiscal years paid a dividend on our common stock. The terms of our Senior Notes restrict us from paying a dividend until the Senior Notes are repaid in full.

Number of Shareholders:

        As at June 9, 2004, we had 54,163 registered holders of ordinary shares with addresses in the United Kingdom. These U.K. ordinary shareholders collectively held 200,260,254 ordinary shares, or 99.87% of our total issued share capital as at June 9, 2004. In total, at June 9, 2004, we had 55,840 registered holders of ordinary shares who collectively held 200,511,292 ordinary shares.

        As at June 10, 2004, there were 56 registered holders of our ADRs. Each ADR issued represents two ordinary shares. Of these registered ADR holders, 54 have addresses in the United States. One of the registered ADR holders is The Depository Trust Company, which represents the total number of ADRs held in book-entry form. The ADR holders collectively held 3,329,148 ADRs, or approximately 3.32% of our total issued share capital as at June 9, 2004.

Sale of Unregistered Securities:

        In connection with our Financial Restructuring, on May 19, 2003, we issued to creditors having approximately £4.8 billion of claims covered by our scheme of arrangement, 995 million ordinary shares (199 million after our one-for-five share consolidation that occurred in September 2003), together with the other consideration described under Item 1: Business—Fiscal 2004 Significant Developments—Financial Restructuring, in exchange for the cancellation of their claims against us. These ordinary shares were issued as part of a court-approved exchange pursuant to Section 3(a)(10) of the Securities Act of 1933.

Securities Authorized for issuance under Equity Compensation plans:

        See Item 12—Security Ownership of Certain Beneficial Owners and Management.

Share Repurchases:

        None

Item 6:    Selected Financial Data:

        The selected historical consolidated financial information presented below as at and for each of the five years ended March 31, 2000 through 2004, has been derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP.

        On May 19, 2003, we concluded our Financial Restructuring through two separate "schemes of arrangement" under the U.K. Companies Act 1985. As a result of the restructuring, we became the new parent holding company of the company, replacing M (2003) plc, and M (2003) plc ceased to be a member of our group. Additional details on the restructuring are included elsewhere in this document.

        Prior year amounts have been adjusted for the effects of discontinued operations. Details of these adjustments are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth below is not necessarily indicative of future results and should be read in conjunction with the audited consolidated financial statements and accompanying notes included elsewhere in this annual report and with the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	At and for the fiscal year ended March 31,
	2004	2004	2003	2002	2001	2000
	(U.S.$)(3)	(£ in millions, except share data)
Statement of Operations Data:
Revenues(1)
Network Equipment	1,651	897	1,036	1,691	3,043	2,285
Network Services	1,023	556	743	969	1,016	543
Other		—	22	465	637	824

Total	2,674	1,453	1,801	3,125	4,696	3,652

Operating loss(2)	(397)	(216)	(562)	(6,300)	(29)	(393)
Other income/(expense), net(1)	5,037	2,738	(663)	(157)	324	(106)
Income/(loss) from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principles minority interest and cumulative effects of changes in accounting principles	4,640	2,522	(1,225)	(6,457)	(295)	(499)
Income/(loss) from continuing operations before cumulative effects of changes in accounting principles	4,857	2,640	(1,078)	(6,182)	138	(461)
Cumulative effects of changes in accounting principles(4)	—	—	—	(240)	—	—
Net income/(loss)	5,088	2,765	(1,167)	(6,359)	194	(451)
Earnings/(loss) per share—basic:
Income/(loss) from continuing operations	19.43	10.56	(1.95)	(11.00)	0.04	(0.16)
Net income/(loss)	20.35	11.06	(2.04)	(11.10)	0.07	(0.16)
Earnings/(loss) per share—diluted:
Income/(loss) from continuing operations	19.19	10.43	(1.95)	(11.00)	0.04	(0.16)
Net income/(loss)	20.09	10.92	(2.04)	(11.10)	0.07	(0.16)
Balance Sheet Data:
Total assets	3,490	1,897	3,112	5,402	11,394	9,307
Total liabilities	2,364	1,285	6,443	7,347	6,921	5,676
Long-term liabilities	486	264	30	2,195	2,267	959
Net assets/(liabilities)	1,126	612	(3,331)	(1,945)	4,473	3,631
Capital stock	2,156	1,172	1,038	1,021	962	631
Shares issued and outstanding (millions)(6)	200	200	573	573	573	565

Notes:

(1)
For fiscal 2004, Other income, net includes a gain on the Financial Restructuring of £2,695 million. For further information about this gain, see note 3 of our consolidated financial statements contained elsewhere herein.

(2)
For fiscal 2002, operating loss is reflected after business restructuring and asset impairment charges of £5,319 million. For further information about these charges, see note 6 of our consolidated financial statements in this report.

(3)
The consolidated financial statements are presented in millions of U.K. pounds sterling. U.S. dollar amounts are presented solely for the convenience of the reader at the rate of £1.00 = U.S.$1.84, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2004. These translated amounts should not be construed as representations that the U.K. pounds sterling amounts could have been, or could in the future, be converted into U.S. dollars at this or any other exchange rate.

(4)
We adopted EITF 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, the Company's Own Stock" in fiscal 2002. The value of such instruments, as of the implementation date, was recorded as a cumulative effect of a change in accounting principles of £240 million in fiscal 2002.

(5)
No cash dividends have been paid in the last five fiscal years.

(6)
Shares issued and outstanding at March 31, 2004 are after the one-for-five share consolidation that occurred in September 2003.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This discussion and analysis should be read in conjunction with the information under "Selected Consolidated Financial Information" and the consolidated financial statements and related notes and the descriptions of our businesses included elsewhere in this document.

Overview

        We completed our Financial Restructuring and re-listing in May 2003 (as described in Item 1, Business) and this has provided us with a solid foundation from which to develop our ongoing business.

        Over the past two fiscal years, we have increased the focus of our business to concentrate on those areas of the telecommunications market where we believe that we are well positioned and have a strong product and service offering and solid customer relationships. As a result, we have disposed of a number of non-core businesses, principally the sale of our NAA and Strategic Communications businesses, which were disposed of in February 2004 and August 2002 respectively. Also, during 2003, we disposed of our interest in Easynet, which had been accounted for under the equity method of accounting as an affiliate. In addition, as we have previously disclosed, we are managing our OPP business for value and, ultimately for disposal. Upon disposal, we will use the proceeds to fund a further repayment of our Senior Notes.

Market environment and revenues

        In the period prior to 2001 there was unprecedented growth in capital expenditure on telecommunications equipment as established and new operators invested in increased capacity to meet expected growth in both data and mobile traffic. Although data and mobile traffic has grown, it has not grown as strongly as expected and operators' revenue has not matched the investment in capacity. Both new and incumbent carriers became overextended financially and capital spending was dramatically curtailed. In this environment, telecommunications equipment vendors, like us, experienced substantial declines in turnover. The speed of this decline was far greater than anticipated. In this environment, we, along with our major competitors, were unable to reduce the cost base of the business at the same rate. Consequently, during this period, we have experienced a significant decline in business performance.

        We believe that the slowdown in Network Equipment sales was driven primarily by oversupply rather than reduced demand in the end-user telecommunications services markets. Underlying data and mobile traffic growth, driven by broadband, data and mobile services, remains quite strong. At the same time, total operator revenues have continued to rise at modest rates. We believe that there is increasing confidence amongst operators to invest in infrastructure to provide new services to their customers or to reduce their operating costs and in some cases to begin to provide additional network capacity. This has led to a more stable outlook for the level of capital spending by our customers, which has lead to a progressive stabilization of our own revenues. This is broadly in line with the trend experienced by our international competitors.

        Whilst our major telecommunications customers continue to exercise tight control over capital expenditure on network equipment and services, we have experienced increasing stability in demand throughout the course of the year. This translated to three quarters of modest sequential revenue growth to £378 million in the final quarter of fiscal 2004 from the seasonally low first quarter when revenues from our continuing operations amounted to £342 million.

        More importantly, we have observed a marked increase in tender activity and product trials across most geographic areas, with customers particularly focused on the deployment of access networks to deliver new broadband services.

        We have been talking to network operators for some time now about next generation networks and are encouraged to see a common view emerging in the industry. This centers on the provision of multiple voice, data and multimedia services across single product platforms. We believe that we have next generation broadband products available today and innovative product developments planned, which position us well to compete in this market.

Product roadmaps

        Over 50% of our research & development investment is focused on next generation products, which are yet to be launched or have been commercially available for less than two years. During the last 12 months, in particular, we have:

  •
  Launched a complete new range of next generation SDH and DWDM optical transmission products with enhanced data functionality, which will optimize network efficiency and lower operating costs;

  •
  Increased the range of services that operators can offer across our leading-edge Access Hub platform, with the introduction of VDSL and Ethernet line cards; and

  •
  Launched the second release of our BXR-48000 multi-service switch router incorporating enhanced IP protocol

        More information on these and other product developments can be found in Item 1, Business, Core Businesses.

Significant contract renewals and new business wins

        We have dedicated resource focused on customer satisfaction and continuously aim to improve the quality of service we provide to our customers. We believe that this, combined with our next generation product offering is key to our continued success in our competitive marketplace.

        During fiscal 2004 we signed frame contract renewals for optical transmission equipment with Belgacom and Telecom Italia and recorded new optical business wins with Telstra (Australia) and TeliaSonera (Scandinavia). We continued to build on our initial achievements in broadband access. In particular, in August 2003, we became the first strategic supplier to be selected to participate in BT's 21st Century Network project, with the award of a three-year frame contract for the supply of our Access Hub and associated services. We are seeing an increasing level of interest for carrier-grade softswitching from many customers in Europe and Asia-Pacific. This will be an important component of next generation networks. We have initial network deployments with Jersey Telecom and Kingston Communications and have been selected to support BT in its next generation PSTN transformation trial. We believe this is an endorsement of the capabilities of our products and are increasingly confident that we have a differentiated competitive softswitch solution. In the US, we continue to benefit from increased sales to the Federal Government, who awarded us a new U.S.$33 million order for additional units of the BXR-48000 in the final quarter of fiscal 2004. In addition, we signed a number of major long-term service contracts in the UK, Germany and Middle East during fiscal 2004.

Operational performance

        We increased gross margin from 23.4% in the first quarter of fiscal 2004 to 31.5% in the fourth quarter of fiscal 2004 and exceeded our target range of 28 to 30%, even after excluding the 1% margin impact of a high margin software sale.

        During fiscal 2003 and 2004, we focused equally on gross margin improvement and operating cost reduction.

        As we enter fiscal 2005, our primary focus is on continued improvement in gross margin, whilst maintaining tight control of operating expenditure. We expect the following factors to contribute to our underlying gross margin improvement during the year:

  •
  Further efficiency gains and the benefit of further transfers of our outsourced manufacturing operations to low cost locations in Eastern Europe and Asia Pacific;

  •
  Increased sourcing of components from low cost locations, particularly in Asia Pacific; and

  •
  Further benefit of product cost reductions through increased sales of new, cost reduced products and additional planned product re-design and re-engineering initiatives

Operational restructuring

        Since September 2001, we have embarked on a series of substantial cost reduction programmes in order to build a sustainable business in the face of the industry-wide downturn in demand for telecommunications equipment and services.

        During fiscal 2004, we incurred cash costs of £124 million in relation to our business restructuring efforts. A number of specific initiatives, namely headcount reductions in Germany and Italy and early settlement of onerous leases, are ongoing and we therefore expect to incur further cash costs during fiscal 2005. We currently estimate that these will be in the region of £35 million.

        We will continue to target the early settlement of onerous leases where this represents an economic benefit for the Group.

        In addition to the above, as disclosed in Item 3, Legal Proceedings, we have agreed to pay U.S.$23.5 million (approximately £13 million) to Telcordia in exchange for full and final settlement of a previously disclosed lawsuit. We are in the process of negotiating formal definitive agreements and currently expect to make payments over the next three years. These costs were fully provided for at March 31, 2004.

Repayment of Notes

        During fiscal 2004, we generated net cash proceeds from disposals of investments in affiliates and subsidiaries of £222 million and an overall cash inflow after financing activities of £203 million. Through a series of mandatory redemptions and market repurchases, we made substantial progress towards the repayment of the new Junior and Senior Notes issued at the time of our Financial Restructuring. By March 31, 2004, we had repaid the Junior Notes in full and reduced the amount of Senior Notes outstanding to approximately £250 million. With over £500 million of total cash in the bank, we have a net cash balance of over £200 million.

        During fiscal 2004, we commenced a review of our capital structure, which was completed in May 2004. This resulted in the Board's decision to confirm our strategy to continue to focus on the paydown of our Senior Notes in order to eliminate the associated interest charge. To this end, we continue to manage our U.S.-based OPP business for value and to pursue further releases of performance bond cash collateral.

Fiscal 2005 outlook and business priorities

        Focusing on fiscal 2005, we continue to see stability in market conditions and based on our view of activity under existing frame contracts and our order pipeline, we see potential for low single digit percentage growth in revenues compared to the £1,453 million recorded in fiscal 2004 (assuming constant currency exchange rates). We expect this to be driven mainly by incremental sales of our Access Hub product as BT begins to deploy its next generation network.

        We have three main operational priorities:

  •
  To capture market share today through next generation contract wins that will translate to growth opportunities for the business in the medium-term.

  In particular, we aim to defend our leading position in European optical networks, while aggressively growing our share of the broadband access market in Europe and selected territories in Asia Pacific. We will exploit opportunities for growth in the field of VAS as well as in BBRS where we are particularly focused on government, security and surveillance activities.

  •
  To further improve our gross margin and maintain our tight control on operating costs.

  We are targeting a four percentage point improvement in gross margin as a percentage of revenue for the year as a whole, which we expect to achieve mainly through further benefits from our outsourced manufacturing arrangements and product cost reductions.

  Effective April 1, 2004, we have reclassified certain costs, which were previously accounted for within Direct costs and are now treated as R&D expenses. These reallocations result mainly from a change in the way in which we organize our new product introduction activities in light of our continued move towards an outsourced supply chain model. They do not represent changes of accounting policy but are viewed by management as a more appropriate allocation of costs in order to increase control and accountability within the context of our increasingly outsourced manufacturing and supply chain activities. If this new organization had been in place for fiscal 2004, our reported gross margin as a percentage of revenues would have been approximately two percentage points higher than the actual reported gross margin. Similarly, R&D expenses in the same period would have been approximately £225 million or £30 million higher than the actual reported R&D expenses.

  In the first quarter of fiscal 2005, we expect a combination of lower sales volumes and less favorable business mix to lead to a slight reduction in gross margin as a percentage of revenue. By the final quarter, we expect our planned cost savings to enable us to generate an adjusted gross margin as a percentage of revenue in the mid-thirties. This phasing translates to a full year target gross margin as a percentage of revenue in the region of 33% (assuming constant currency exchange rates).

  •
  To maximize conversion of our operating result into operating cash flow.

  We will continue to focus on operating cash generation through improved operational performance and continued tight management of working capital.

Results of operations

Basis of presentation

        Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The discussion and analysis below of our consolidated results of operations and financial condition are based upon these financial statements.

Results of operations—Consolidated

        The following table presents our results of operations for the three years ended March 31:

	2004		2003		2002
	£	% of revenues	£	% of revenues	£	% of revenues
	(in millions)
Revenues:
Network Equipment	897		1,036		1,691
Network Services	556		743		969
Other	—		22		465

	1,453		1,801		3,125

Direct costs	1,057	72.7	1,439	80.0	3,140	100.5

Gross margin	396	27.3	362	20.1	(15)	(0.5)
Selling, general and administrative expenses	303	20.9	323	17.9	815	26.1
Research and development	190	13.1	274	15.2	483	15.5
Amortization of goodwill and intangibles	44	3.0	44	2.4	436	13.9
Business restructuring charges	114	7.8	221	12.3	376	12.0
Impairments of long-lived assets	—	—	69	3.8	3,968	127.0
Gain on sale of businesses	—	—	3	0.2	93	3.0
Other (income)/expenses	(39)	(2.6)	(10)	(0.6)	114	3.6

Total operating expenses	612	42.2	924	51.3	6,285	201.1

Operating loss	(216)	(14.9)	(562)	(31.2)	(6,300)	(201.6)
Other income/(expense):
Gain on settlement of equity forward contract	123	8.5	—	—	—	—
Gain on extinguishment of liabilities	2,695	185.5	—	—	—	—
Gain/(loss) on sales of investments, net	12	0.8	(5)	(0.3)	81	2.6
Impairment of investments	(3)	(0.2)	(40)	(2.2)	—	—
Provision for related party receivables	—	—	(299)	(16.6)	—	—
Interest expense, net	(89)	(6.1)	(319)	(17.7)	(238)	(7.6)

Income/(loss) from continuing operations before income taxes, minority interests, cumulative effects of changes in accounting principles	2,522	173.6	(1,225)	(68.0)	(6,457)	(206.6)
Income tax benefit/(provision)	24	1.7	209	11.6	471	15.1
Gain on sale of affiliates	95	6.5	—	—	—	—
Equity in loss of affiliates	—	—	(62)	(3.4)	(196)	(6.3)
Minority interests	(1)	(0.1)	—	—	—	—

Income/(loss) from continuing operations, before cumulative effects of changes in accounting principles	2,640	181.7	(1,078)	(59.9)	(6,182)	(197.8)
Loss from discontinued operations	(10)	(0.7)	(112)	(6.2)	(185)	(5.9)
Gain on sale of discontinued operations	135	9.3	23	1.3	248	7.9

Net income/(loss) before cumulative effect of changes in accounting principles	2,765	190.3	(1,167)	(64.8)	(6,119)	(195.8)
Cumulative effect of changes in accounting principles	—	—	—	—	(240)	(7.7)

Net income/(loss)	2,765	190.3	(1,167)	(64.8)	(6,359)	(203.5)

Revenues:

        The following table sets forth our revenues by geographical region of destination for the three years ended March 31, 2004:

	2004		2003		2002
	£	% of revenues	£	% of revenues	£	% of revenues
	(in millions)
United Kingdom	416	28.6	500	27.8	837	26.8
Italy	152	10.5	156	8.7	201	6.4
Germany	187	12.9	171	9.5	357	11.4
Other EMEA	182	12.5	341	19.0	400	12.8

Total EMEA	937	64.5	1,168	65.0	1,795	57.4

United States	351	24.1	424	23.5	943	30.2
CALA	44	3.0	62	3.4	118	3.8
Other Americas	14	1.0	15	0.8	39	1.2

Total Americas	409	28.1	501	27.7	1,100	35.2

APAC	107	7.4	132	7.3	230	7.4

Total revenues	1,453	100.0	1,801	100.0	3,125	100.0

Comparison of fiscal 2004 to fiscal 2003

        During fiscal 2004, our major telecommunications customers have invested a lower level of capital expenditure in their networks than in the previous twelve-month period and this has been a significant contributing factor to the overall £348 million or 19% year-on-year decline in total revenues from £1,801 million to £1,453 million.

        We have, however, seen increasing stabilization of demand throughout the course of fiscal 2004. This was evidenced by three quarters of modest sequential revenue growth from the second to fourth quarters of the financial year, as well as a marked reduction in the quarterly decline in revenues compared to the corresponding quarters of the previous year, with a 7% decline in the fourth quarter ended March 31, 2004 (compared to the fourth quarter ended March, 31 2003) compared to a 32% decline in the first quarter ended June 30, 2003 (compared to the first quarter ended June 30, 2002).

        Within EMEA, which accounted for more than half of the overall reduction, revenues fell by £231 million or 20% in fiscal 2004 to £937 million compared with £1,168 million in fiscal 2003. Network Equipment revenues showed a decline as a result of lower level of equipment sales to BT as our major customer has minimized spend on its optical transmission network, where we remain BT's main supplier, in favor of its broadband access deployment. We were not a supplier of access equipment in BT's initial broadband deployment plans but have been selected to participate as a key supplier of broadband access equipment in BT's 21st Century Network project. The improvement in sales performance in Germany was driven by an increase in sales of fixed wireless access equipment to mobile operators as these customers rolled out 3G mobile networks. Sales of Network Services declined due to the completion of a long-term service contract in the Middle East. This was further compounded by the winding down of service activities towards completion of a wireless consultancy contract in the region.

        Revenues in the United States fell by £73 million or 17% in fiscal 2004 compared with £424 million fiscal 2003. In local currency (U.S. Dollars), the revenue decline was approximately 10%. The main cause of the decline was a reduction in sales of wireless software and services due to weaker market conditions. Revenues in U.S. Dollars of BBRS equipment were higher than the previous year, however this increase was more than offset by the unfavorable foreign exchange impact as well as a reduced level of services activity year on year as contracts with legacy enterprise customers came to completion and were not renewed. Sales of OPP equipment were higher than the previous year but this was more than offset by the decline in OPP services sales.

        In APAC, revenues decreased by £25 million or 19% in fiscal 2004 to £107 million compared with £132 million in fiscal 2003. Major factors contributing to the decline in our ongoing business in the region included the renewal at lower contractual volumes of our optical networks frame contract in Malaysia; reduced sales from our Hong Kong based legacy infrastructure operations; the completion of the North West Ring optical transmission project in China in the previous financial year; and a lower level of sales in Australia as a result of an alternative carrier entering financial receivership.

        In CALA, revenues decreased by £18 million or 29% in fiscal 2004 to £44 million compared with £62 million in fiscal 2003. This was primarily as a result of the very low level of sales recorded in the three months ended June, 30 2003 as political, regulatory and economic issues led network operators to freeze capital expenditure. Levels of spend amongst major operators in the region remained at very low levels throughout the remainder of the financial year.

Comparison of fiscal 2003 to fiscal 2002

        Total revenues of £1,801 million in fiscal 2003 reflected a decrease of £1,324 million or 42% as compared with £3,125 million in fiscal 2002. This decrease, observed across all major geographic zones and product lines, was primarily the result of continued reduced demand in the global market for telecommunications equipment and services, resulting in lower sales in our Network Equipment and Network Services segments. Revenues in our Other segment also declined substantially since the previous year as a result of business disposals and, in particular, the disposal of Marconi Applied Technologies in fiscal 2003 and Marconi Commerce Systems in fiscal 2002.

        EMEA and the United States are our primary markets on a geographic basis. The majority of our revenues in the EMEA region are generated by our Optical Networks business, while revenues in the United States are primarily generated by our Access, OPP and Broadband Routing and Switching ("BBRS") businesses. See the detailed segmental discussion and analysis below.

        Revenues in EMEA, of £1,168 million, fell by £627 million or 35% in fiscal 2003 as compared to £1,795 million in fiscal 2002. A large proportion of this decline related to Optical Networks as telecom operators maximized utilization in their existing networks to the detriment of new network build. Other types of Network Equipment sales also featured significant declines throughout EMEA, compared to the previous year, in particular access systems in the German market. Sales of Network Services in EMEA also fell from the previous year though were comparatively more robust than Network Equipment sales largely as a result of the phasing of long-term service contracts, particularly in the Middle East and the U.K.

        Revenues in the U.S., of £424 million, fell by £519 million or 55% in fiscal 2003 as compared to £943 million in fiscal 2002. A large proportion of the reduction related to the OPP business. As in EMEA, the poor general market conditions led to substantial reductions in capital expenditure by U.S. telecom operators. U.S. sales of Optical Networks in the year amounted to only £4 million following the Group's decision to cease development and manufacture of its SONET product range in April 2002.

        Revenues in CALA also witnessed a significant regional reduction in sales as they fell by £56 million or 47% in fiscal 2003 to £62 million as compared to £118 million in fiscal 2002. Sales were down across all products and service activities as a result of the deterioration in economic conditions and currency exchange rates compared to the prior year period and the consequent reductions in capital expenditure by most of the major telecom operators in the region.

        Revenues in APAC, of £132 million, fell by £98 million or 43% in fiscal 2003 as compared to £230 million in fiscal 2002. The main area of decline was Optical Networks, and this was mainly as a result of the lower levels of sales recorded in China following the completion of large network build projects in the region in fiscal 2002. There have also been delays to certain major build projects by a number of the Group's Chinese customers.

Gross margin

Comparison of fiscal 2004 to fiscal 2003

        Gross margin of £396 million in fiscal 2004 reflects an increase of £34 million as compared to £362 million in fiscal 2003. We made solid progress during the year to improve gross margins, despite the lower sales volumes. Our gross margin percentage rose from 23.4% of revenues in the first quarter to 31.5% of fiscal 2004 revenues in the final quarter of the fiscal year. This was achieved as a result of direct cost savings and initiatives to focus on higher margin product sales.

        In Network Equipment, the increase in gross margin was largely driven by significant benefits from rationalisation and procurement initiatives in our European and North American supply chain and manufacturing operations, which were more than sufficient to offset the lower sales volumes and price erosion.

        In Network Services, the improvement in the gross margin percentage was largely achieved through headcount reductions as we continued to right size our services organisation and increase its efficiency and improved profitability of long-term service contracts.

Comparison of fiscal 2003 to fiscal 2002

        Gross margin of £362 million in fiscal 2003 reflects an increase of £377 million as compared to a gross loss of £15 million in fiscal 2002. Inventory write-downs and other charges negatively and significantly affected gross margin in fiscal 2002, with approximately £647 million related to inventory write-downs and other charges and an additional £158 million related to manufacturing outsourcing agreements recorded in fiscal 2002. The continuing deterioration in market conditions resulted in an additional £25 million write-down of inventory in fiscal 2003 relative to slow moving and obsolete inventories.

        Excluding these charges of £805 million in fiscal 2002 and £25 million in fiscal 2003, gross margin declined £403 million or 51% in fiscal 2003 as compared to fiscal 2002. This decline resulted primarily from lower sales volumes, particularly for Network Equipment. This was compounded by an unfavorable sales mix where the relatively lower gross margin services business became a higher proportion of the total sales in fiscal 2003. Additionally price erosion had an impact on gross margin, particularly in the European and APAC Network Equipment areas. Partially offsetting these impacts to gross margin were significant cost savings achieved during fiscal 2003 in both the Network Equipment and Network Services segments. These cost savings principally resulted from headcount reductions and facility closures.

Selling, general and administrative expenses

Comparison of fiscal 2004 to fiscal 2003

        Selling, general and administrative expenses in fiscal 2004 of £303 million, or 20.9% of revenues, declined by £20 million or 6.2% compared with £323 million in fiscal 2003. The decline of £20 million was achieved despite the inclusion of stock option costs of £31 million in fiscal 2004 related to the new Senior Management and Employee Stock Option plans, as we have achieved significant savings as the result of a continued programme of focused headcount reductions, organizational consolidation, site rationalization and closure of sales offices worldwide. In addition, we have reduced spend on professional fees incurred in the normal course of business. The headcount reductions announced in the U.K., Germany and Italy have also continued to reduce costs.

Comparison of fiscal 2003 to fiscal 2002

        Selling, general and administrative expenses in fiscal 2003 of £323 million, or 17.9% of revenues, declined by £492 million or 60% compared with £815 million, or 26.1% of revenues, in fiscal 2002. We achieved significant reductions in annual expenditures through focused headcount reductions, organizational consolidation, site rationalization (including the relocation of our U.K. corporate headquarters) and closure of sales offices worldwide. A reduced level of discretionary marketing spend also contributed to lower costs in fiscal 2003. We achieved significant savings across substantially all categories of selling, general and administrative expense in fiscal 2003 as compared with fiscal 2002.

Research and development

Comparison of fiscal 2004 to fiscal 2003

        Research and development expenditure in fiscal 2004 of £190 million, or 13.1% of revenues, decreased £84 million or 30.7% as compared with expenditure of £274 million or 15.2% of revenues in fiscal 2003. Cost savings have been made throughout the year and were achieved mainly through headcount reductions and initiatives to significantly improve efficiency of our R&D by rationalizing, consolidating and closing research and development centers around the world. Other factors contributing to the overall reduction in R&D expenditure included lower levels of spend on third party sub contractors and a reduced level of depreciation due to lower levels of capital expenditure and the write-down of development and test models.

        We have continued to focus the majority of our R&D investment in three main product areas: Optical Networks, Access Networks and BBRS and in aggregate, spend in these three areas accounted for over 80% of our R&D expenditure during fiscal 2004. During the year, an increasing proportion of R&D expenditure has been directed towards Access Networks.

        Investment in Optical Networks has focused primarily on broadening our Metro portfolio, an area of increased focus by telecoms operators. Marconi's already comprehensive range of next-generation SDH products has been further extended with the launch of the SMA1/4UC, a cost-effective and highly compact addition to our Next Generation SDH product family and by the introduction of a new optical multi-service product in our PacketSpan range, the OMS840, designed specifically for simultaneously handling a wide range of data and TDM services in the edge network. Aside from new platforms, existing SDH equipment can now be data-enabled with the development of a new range of PacketSpan plug-in data cards, enabling existing networks to deliver data services alongside traditional TDM services.

        Our increased focus in Access Networks has been concentrated on three main product platforms

  •
  Our multi-service access node solution, the Access Hub with the launch of new functionality enhancements including the planned launch of two new line-cards, the VDSL-combo card and a new fiber-to-the-home card over Ethernet. Both new cards offer operators significant cost saving and potential new revenue opportunities by combining voice and data services, as well as handling high definition video streams considerably faster than traditional networks;

  •
  Further enhancements to our carrier-grade Softswitch platform which has recently undergone successful pilot tests with both Jersey Telecom and Kingston in the U.K. and which we plan to further strengthen through our new relationship with IP communications specialists, Mitel; and

  •
  Fixed wireless access with the planned launch of the AXR, digital multipoint radio transmission platform.

        In BBRS, we have achieved significant cost savings mainly as a result of realignment of core programmes to meet specific customer demand. Almost half of the spend in fiscal 2004 related to further enhancements to our BXR-48000. The second release of this multi-service switch-router incorporates enhanced IP functionality and improved ATM capability. Other programmes are focused on adding Transparent Local Area Network Service, LAN Emulation Service, MPLS and IP VPN services to multi service switches, the release of Virtual Presence (Vipr) products, and maintenance activities throughout the product portfolio.

Comparison of fiscal 2003 to fiscal 2002

        Research and development expenses of £274 million, or 15.2% of revenues, in fiscal 2003 decreased £209 million or 43.3% as compared with £483 million or 15.5% of revenues in fiscal 2002. The majority of the cost savings have been achieved as a result of headcount reductions and significant site rationalization, consolidation and closure initiatives, particularly in Europe, the U.S., Canada and Israel. Other factors contributing to the overall reduction in R&D expenditure included lower levels of third party and materials spend, continued reductions in the level of depreciation as a result of the write-down of development and test models relating to well-established or discontinued products and lower levels of capital expenditures. Optical Networks remains the key focus of our R&D investment, accounting for 40% of total Network Equipment and Network Services R&D expenses in fiscal 2003 as compared with 34% of total Network Equipment and Network Services R&D expenses in fiscal 2002. Major recent programs include the development and launch of our new high capacity SDH platform (MSH2K) and further enhancements to the data handling capacity of our next generation low capacity SDH platform (SMA Series 4). Our access product portfolios in Europe have been streamlined during fiscal 2003. As a result, our European Access R&D activities are now primarily focused on programs relating to our new multi-service access node, the Access Hub, and our class 5 SoftSwitch as well as the continued development of our Fixed Wireless Access range. European Access, and BBRS accounted for 19%, and 23% of Network Equipment and Network Services R&D spend in fiscal 2003 as compared with 22%, and 23% of Network Equipment and Network Services R&D spend in fiscal 2002, respectively, with greater than 50% of these expenditures focused on the further development of our multi-service core switch-router, the BXR-48000. Other ongoing R&D initiatives include further enhancements to our ASX-1000 and ASX-4000 product ranges. The remaining 18% of our R&D expenses incurred in fiscal 2003 related mainly to OPP and wireless software developments within Network Services.

Amortization of intangibles

        Intangible asset amortization expense of £44 million, or 3.0% of revenues, in fiscal 2004 is in line with the amortization expense of £44 million, or 2.4% of revenues and £43 million, or 1.3% of revenues, charged in fiscal 2003 and 2002 respectively.

Amortization of goodwill

        Effective April 1, 2002, we discontinued amortizing goodwill upon the adoption of Statement of Financial Accounting Standard No. ("SFAS") 142. As a result, there was no amortization expense in fiscal 2004 or 2003 as compared with £393 million or 12.6% of revenues in fiscal 2002.

Business restructuring charges

Comparison of fiscal 2004 to fiscal 2003:

        Business restructuring charges of £114 million or 7.8% of revenues in fiscal 2004 decreased £107 million or 48.4% as compared to £221 million or 12.3% of revenues in fiscal 2003. Of the £

114 million amount recorded in fiscal 2004, £63 million related to employee severance, £6 million to site rationalization and £45 million to advisors fees incurred in relation to our Financial Restructuring.

        The following table summarizes the activity relative to business restructuring charges reflected as charges to operating expenses in fiscal 2004 and the balances remaining in other liabilities at March 31, 2004:

			Utilized
	Balance at March 31, 2003	Charged in fiscal 2004	Net cash payments	Non cash Movement	Balance at March 31, 2004
	(in £ millions)
Business restructuring costs:
Employee severance	10	63	(58)	—	15
Site rationalization	36	6	(31)	(1)	10
Contractual commitments and other restructuring	3	—	(2)	—	1
Advisor fees	1	45	(33)	(13)	—

Total	50	114	(124)	(14)	26

  •
  Employee severance

        We recorded a charge of £63 million during fiscal 2004 associated with redundancy payments for approximately 1,600 employees. The total reduction in headcount in Network Equipment and Network Services in fiscal 2004 was approximately 5,000. The cost related to approximately 1,600 employees is included in the charge for fiscal 2004. Any other severance costs related to these headcount reductions are included in net cash payment in the table above. We expect to make cash payments in fiscal 2005 with respect to the balance remaining at March 31, 2004.

  •
  Site rationalization

        We recorded a charge of £6 million and made cash payments of £31 million in fiscal 2004 relative to site rationalization representing additional costs associated with closing and consolidating various sites around the world as part of our business reorganization. Approximately 50 sites were closed or disposed of during fiscal 2004, across all of our regions, of which the most significant were sites in Frankfurt and Ottawa.

  •
  Contractual commitments and other restructuring

        During fiscal 2004, we did not record any further charges in respect of other costs associated with our business reorganization program, but made cash payments of £2 million. Non-cash costs of £10 million were charged during fiscal 2003. We expect to make cash payments in fiscal 2005 with respect to the balance of the unused charged amount remaining at March 31, 2004.

  •
  Advisor fees

        The charge of £45 million that we recorded in fiscal 2004 relative to advisor fees represents charges from our external advisors with respect to our Financial Restructuring. The non-cash movement of £13 million in fiscal 2004 relates to advisor fees prepaid at March 31, 2003. We made cash payments totaling £33 million during fiscal 2004. Additional amounts in respect of ongoing scheme administration expenses will be expensed as incurred.

Comparison of fiscal 2003 to fiscal 2002:

        Business restructuring charges of £221 million or 12.3% of revenues in fiscal 2003 decreased £155 million or 41% as compared to £376 million or 12.0% of revenues in fiscal 2002. Of the £221 million amount recorded in fiscal 2003, £128 million related to employee severance, £36 million to site rationalization and £64 million to advisors fees incurred and accrued to complete our Financial

Restructuring. These charges were partially offset by a £7 million favorable settlement of litigation relating to an information technology systems implementation.

        The following table summarizes the activity relative to business restructuring charges reflected as charges to operating expenses in fiscal 2003 and the balances remaining in other liabilities at March 31, 2003:

			Utilized
	Balance at March 31, 2002	Charged in fiscal 2003	Net cash payments	Non cash Movement	Balance at March 31, 2003
	(in £ millions)
Business restructuring costs:
Employee severance	30	128	(148)	—	10
Site rationalization	40	36	(40)	—	36
Contractual commitments and other restructuring	13	—	—	(10)	3
Systems implementation	24	(7)	(17)	—	—
Advisor fees	—	64	(63)	—	1

Total	107	221	(268)	(10)	50

  •
  Employee severance

        As a consequence of our objective to further reduce our annual operating cost base, we recorded a charge of £128 million during fiscal 2003 associated with redundancy payments for approximately 7,500 employees.

  •
  Site rationalization

        We recorded a charge of £36 million and made cash payments of £40 million in fiscal 2003 relative to site rationalization representing additional costs associated with closing and consolidating various sites around the world as part of our business reorganization. In fiscal 2002, we recorded a charge of £40 million. These site closures and consolidations were all commenced prior to December 15, 2002.

  •
  Contractual commitments and other restructuring

        During fiscal 2002, we recorded a charge of £46 million in respect of other costs associated with our business reorganization program. We made cash payments of £26 million during fiscal 2002 and recorded a non-cash charge of £7 million, leaving a balance at March 31, 2002 of £13 million. Of this balance, non-cash costs of £10 million were charged during fiscal 2003 leaving a balance of £3 million at March 31, 2003.

  •
  Systems implementation

        We had planned to implement a new global information technology system. However, in light of our revised trading outlook and our continued focus on cost reduction, we terminated the implementation in fiscal 2002. During fiscal 2003, we revised our previous estimate of the overall costs, leading to the release of £7 million from the amounts accrued in fiscal 2002.

  •
  Advisor Fees

        The charge of £64 million that we recorded in fiscal 2003 relative to advisor fees represents charges from our external advisors with respect to our Financial Restructuring. We made cash payments totaling £63 million during fiscal 2003 and a balance of £1 million remained at March 31, 2003.

Impairment of long-lived assets

        During fiscal 2004, we recorded a charge of £Nil in relation to the impairment of property, plant and equipment, compared with charges of £69 million and £154 million in fiscal 2003 and 2002 respectively. The charges in fiscal 2003 and 2002 primarily related to tangible property, plant and equipment that was no longer being used following site rationalization and closures.

        There was no impairment of goodwill or intangibles in fiscal 2004 or 2003. In fiscal 2002 goodwill and intangibles were impaired by £3,814. The impairment related primarily to Fore Systems, Inc (£2,152 million), Reltec Corporation (£951 million) and Metapath Software International, Inc (£336 million). The remaining impairment was related to a number of smaller prior year acquisitions, none of which were individually significant.

Loss on sale of businesses

        During fiscal 2002, we recorded a loss on sale of businesses of £93 million, primarily related to the disposal of ipsaris, the trade and assets of Marconi Optical Components Ltd, and part disposal of Marconi Communications South Africa (pty) Ltd.

Other income/(expense)

        During fiscal 2004 we recorded income of £39 million as compared to income of £10 million in fiscal 2003. Other income in fiscal 2004 primarily consists of approximately £31 million of foreign exchange transaction gains relating to the Financial Restructuring and approximately £8 million of gains on the sale of property, plant and equipment. In fiscal 2003, other income consists of £10 million of gains on the sale of property, plant and equipment. In fiscal 2002 we recorded a charge of £114 million. which included £95 million of losses on equity forward contracts (see Cumulative effect of changes in accounting principles below), £9 million of gains on the sale of property, plant and equipment and other charges related primarily to foreign currency transaction movements, patents and royalty fees.

Gain on equity forward contract

        On May 19, 2003, we paid £35 million in cash to the ESOP derivative banks to settle our liability to them and recognized a gain of £123 million on the release of this liability.

Gain on extinguishment of liabilities

        During fiscal 2004 we recorded a gain of £2,695 million on the extinguishment of liabilities related to our Financial Restructuring as compared with £Nil in fiscal 2003. This gain represents the excess of approximately £4.8 billion of creditors claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued to those creditors. The total gain was allocated to the statement of operations to the extent that it related to the extinguishment of third party liabilities.

Gain/(loss) on sales of investments, net

        We recorded a gain on the sale of investments, net, of £12 million in fiscal 2004 as compared with a loss of £5 million in fiscal 2003 and a gain of £81 million in fiscal 2002. The net gain in fiscal 2004 related primarily to gains on the sale of our investments in Bookham (approximately £6 million), GAMMA (approximately £4 million) and receipt of £4 million of deferred consideration in relation to the sale of General Domestic Appliances ("GDA"), offset by approximately £2 million of losses on sales of other investments, none of which were individually significant. The gain of £81 million in fiscal 2002 included gains on the disposal of investments in Lottomatica S.p.A, GDA, Siemens Telecommunications Pty Ltd, ipsaris Limited and Alstom, offset by charges relating to other investments including NetDecisions Holdings Limited, Easynet and Atlantic Telecom Group plc.

Impairment of investments

        We recorded an 'other than temporary' impairment of £3 million related to a number of unlisted investments in fiscal 2004, as compared with a charge of £40 million in fiscal 2003. Of the charge of £40 million in fiscal 2003, £38 million related to impairment of investments in securities, and £2 million related to impairment of investments in affiliates. The £38 million impairment of investments in securities relates primarily to Arraycom (£18 million), Highspeed Office (£4 million), African Renaissance Holdings (£3 million) and £8 million related to an "other-than-temporary" decline in the value of equity securities, primarily Bookham. No impairment charges were recorded in fiscal 2002.

Provision for related party receivable

        We recorded a provision of £299 million or 16.6% of revenues in fiscal 2003 related to amounts due to us from M (2003) plc, which we did not consider to be recoverable due to the terms of our Financial Restructuring.

Interest expense, net

Comparison of fiscal 2004 to fiscal 2003

        Net interest expense of £89 million or 6.1% of revenues in fiscal 2004 decreased £230 million or 72% as compared to £319 million in fiscal 2003. The year-on-year reduction reflects the higher level of debt prior to our Financial Restructuring. The interest charge of £106 million in fiscal 2004 includes £37 million in respect of the mark-to-market valuation of the embedded derivative within our Junior and Senior Notes and £36 million of amortization charges in relation to the debt discount and debt issue costs associated with the Notes. The balance relates to accrued interest on the Notes (from May 1, 2003) and interest charges on other bank debt. The interest charges are partially offset by £17 million of interest earned on cash deposits and a foreign exchange gain of £12 million arising on certain borrowings.

Comparison of fiscal 2003 to fiscal 2002

        Net interest expense of £319 million or 17.7% of revenues in fiscal 2003 increased £81 million or 34% as compared to £238 million or 7.6% of revenues in fiscal 2002. The charge in fiscal 2003 related primarily to interest on our bonds and syndicated bank debt of £289 million. This amount included £115 million of accrued but unpaid interest that was subsequently included as claims in our scheme of arrangement and compromised in our Financial Restructuring. The interest charges were partially offset by net interest received on deposits, insurance and a tax refund.

Income tax expense

Fiscal 2004

        In fiscal 2004, our effective income tax rate was negative 1% compared to the UK statutory rate of 30%. This difference was primarily due to the gain on extinguishment of liabilities not giving rise to any taxable amounts and the release of tax provisions of £20 million in respect of prior years following our Scheme of Arrangement. A full valuation allowance has been recorded against deferred tax assets arising during the year on net operating losses, provisions and other expenses, and pension and post retirement benefits.

        Based on our long-term financial modelling and underlying assumptions, and taking into account local tax regulations and restrictions currently in force we estimate that we should be able to utilize approximately £200 million of these deferred tax assets over an approximate time period of ten years. However, a full valuation allowance has been provided at the balance sheet date in accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes". A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fiscal 2003

        In fiscal 2003, our effective income tax rate was positive 17.1% compared to the U.K. statutory rate of 30%. This difference was primarily due to net non-deductible expenses (£138 million) such as business restructuring charges and provisions for a related party receivable. This amount was partially offset by the release of tax provisions in respect of prior years following progress to resolve historic U.S. and U.K. tax issues and audits. In addition, the valuation allowance recorded against losses and other deferred tax assets increased by £126 million to £841 million.

Fiscal 2002

        In fiscal 2002, our effective income tax rate was positive 7.3% compared to the U.K. statutory rate of 30%. This difference was primarily due to non-deductible goodwill amortization and goodwill impairment charges of £1,276 million and a valuation allowance recorded against losses and other deferred tax assets of £715 million. These amounts were partially offset by the benefit of non-UK tax rate differences (£177 million), taxes recorded on items no longer considered permanently reinvested (£63 million) and other non taxable items (£242 million) such as book gains versus taxable gains and a U.S. GAAP difference relating to the treatment of realized gains and losses on the sale of investments that attracts no additional tax.

Gain on sale of affiliates

        The gain on sale of affiliates of £95 million in fiscal 2004 relates to a gain on the sale of our share in Easynet of approximately £94 million and a gain on the sale of Confirmant Limited ("Confirmant") of approximately £1 million. There were no sales of affiliates in fiscal 2003 or 2002.

Equity in loss of affiliates

        We recorded net losses of affiliates of £nil in fiscal 2004. Our share of approximately £2 million of the losses of Confirmant prior to its disposal on November 12, 2003, were offset by a £2 million tax credit related to a tax refund from another affiliate received during fiscal 2004. We did not record our share of the losses in Easynet until the date of disposal in July and September 2003 as we had no commitment to provide further financing to Easynet and the carrying value of our investment in Easynet was £nil at March 31, 2003. In fiscal 2003, we recognized losses of affiliates of £62 million related primarily to our share of the losses of Easynet of £22 million and losses in joint ventures of £40 million related to Ultramast (£35 million) and Confirmant (£5 million). Losses of affiliates of £196 million in fiscal 2002 related primarily to our share of the losses of Easynet.

Gain on sale of discontinued operations

        In fiscal 2004, we recognized a gain of £135 million on the sale of discontinued operations. On February 20, 2004, we completed the sale of our NAA business for cash proceeds of £121 million, net of costs. The gain on sale of NAA was approximately £114 million (as described in Note 13 of the consolidated financial statements). The remainder of the gain on sale of discontinued operations relates to deferred consideration of £9 million on the sale in fiscal 2003 of our Strategic Communications business (part of the now fully disposed of Mobile businesses) to Finmeccannica S.p.A. and a gain on disposal of other Mobile businesses of approximately £12 million.

        In fiscal 2003, the gain of £23 million relates to the disposal of other Mobile businesses. The Strategic Communications business, which represented the majority of the mobile businesses, was sold to Finnmeccanica S.p.A for approximately £387 million in August 2002.

        In fiscal 2002, the gain of £248 million relates to the disposal of our data systems business for net cash proceeds of £283 million on February 5, 2002 and the sale of our medical systems business for net cash proceeds of £729 million on October 19, 2001.

Cumulative effect of changes in accounting principles

        No amounts were recorded in fiscal 2004 and fiscal 2003 in respect of Cumulative effect of changes in accounting principles.

        At March 31, 2001, the Marconi Employee Trust had entered into various agreements to purchase shares of M (2003) plc's ordinary shares from various counter parties in order to satisfy market purchase obligations related to share option plans. The contracts were recorded in temporary equity at an amount equivalent to the net cash settlement of the shares outstanding under the contracts at March 31, 2001. On June 30, 2001, we adopted Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", which requires such instruments to be marked to market and the obligations recorded as a liability. As a result, we recorded a cumulative effect of change in accounting principle of £240 million related to the loss on such instrument as of the implementation date in fiscal 2002 (June 30, 2001), which was previously recorded within additional paid in capital.

        Subsequent to the implementation date, we recorded additional market losses of £95 million from the implementation date up to March 31, 2002 in other expenses in the statement of operations. There were no additional market losses recognized in fiscal 2003.

Results of operations—Segmental

Continuing Operations

        In connection with the contractual separation or "ring-fencing" of the U.S. based businesses that we implemented as part of our Financial Restructuring, we adopted a new reporting structure that segments our businesses along geographical lines. Commencing with the quarter ended September 30, 2003, we reported the results of our businesses based in the U.S. (North American Ring-fence or "NARF") separately from the results of our businesses based in Europe and the rest of the world other than the U.S. (Non-Ring-fenced businesses or "Non NARF"). At March 31, 2004, our reporting structure for continuing operations was as follows:

  •
  NARF, which mainly comprises the equipment and services activities of the U.S. based BBRS and OPP (irrespective of the country of destination of these revenues); and

  •
  Non NARF, which mainly comprises the European and the rest of the world businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

        During the period to June 30, 2003, we had divided the continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

  •
  The Network Equipment segment, which comprised Optical Networks, BBRS, European Access, OPP and Other Network Equipment;

  •
  The Network Services segment, which comprised IC&M and VAS; and

  •
  Other, which comprised non-core businesses, including Marconi Applied Technologies, all of which had been sold by the end of the quarter ended September 30, 2003.

        Commencing with the quarter ended September 30, 2003, we reflected segment information on both the new and old bases, as it is impracticable to restate prior period information on the basis of the new geographic segmentation, with the exception of revenue information.

        In certain specific cases prior to the completion of the Financial Restructuring and the implementation of the North American Ring Fence, we entered into contracts with customers for the supply of equipment or services, which now form part of the Non-Ring-fenced business but did this through entities, which now form part of NARF (or vice versa). In the analysis of revenues by product area on page    •    , these revenues are shown in the product or service area from which the revenue originated rather than through the entity that invoiced the final customer.

Discontinued Operations

        For all periods presented, the results of the following were included in Discontinued Operations until the date of their disposal.

  •
  The NAA business, which we disposed of in February 2004, designed, sold and supported a range of copper and fiber based access platforms for markets that used North American Communications standards.

  •
  The Mobile Communications businesses designed, developed, and integrated communications and information technologies into wireless communications systems for professional and military uses. We disposed of our Strategic Communications business, which was a significant part of our mobile communications business in August 2002.

  •
  The Data Systems businesses, which we disposed of in February 2002, provided a broad range of marking and imaging equipment used in the identification, distribution, and tracking of food products, goods and printed matter.

  •
  The Medical Systems businesses manufactured and designed medical imaging equipment for both diagnostic and therapeutic uses.

        See note 13, Discontinued operations, of the consolidated financial statements for further information.

Segmental performance

        The requirements of U.S. GAAP applied to our group have resulted in us preparing our discussion and analysis of segment results using information prepared in accordance with generally accepted accounting principles in the United Kingdom ("U.K. GAAP"). The U.S. Financial Accounting Standards Board standard—Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information"("SFAS 131") requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures. Therefore, we have presented our discussion and analysis of segment revenues and operating (loss)/profit below based upon information prepared in accordance with U.K. GAAP. In addition, our financial targets are determined in accordance with U.K. GAAP. Therefore, where we make reference to our previously disclosed financial targets, including our operating cost run-rate, we are referring to U.K. GAAP measures.

        In connection with our Financial Restructuring, we adopted a new reporting structure that segments our businesses along geographical lines. Commencing the quarter ended September 30, 2003, we have reported the results of our businesses based in the U.S. (North American Ring-fence or "NARF") separately from the results of our businesses based in Europe and the rest of the world other than the U.S. (Non Ring-fenced businesses or "Non NARF") as follows:

  •
  NARF (the U.S. parent, Marconi Communications, Inc and its subsidiaries) mainly comprises the equipment and services activities of our U.S. based businesses: Broadband Routing and

    Switching ("BBRS") and Outside Plant & Power ("OPP") (irrespective of the country of destination of these revenues); and

  •
  Non-NARF (the Issuer, Marconi Corporation plc and its non U.S. subsidiaries) mainly comprises our European and the rest of the world based businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

        Our new segmentation is connected with the contractual separation or "ring-fencing" of our U.S. based businesses that we implemented as part of our Financial Restructuring.

        During the periods to June 30, 2003, we had divided our continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

  •
  The Network Equipment segment, which comprised Optical Networks, BBRS, European Access, OPP and Other Network Equipment;

  •
  The Network Services segment, which comprised Installation, Commissioning & Maintenance ("IC&M") and Value-Added Services ("VAS"); and

  •
  Other, which comprised non-core businesses, including Marconi Applied Technologies, all of which have been sold by the end of the quarter ended September 30, 2003.

        Commencing with the quarter ended September 30, 2003, we have reflected segment information on both the new (NARF and Non-NARF) and old (Network Equipment, Network Services and Other) bases, as it is impracticable for us to restate prior period information for the NARF and Non-NARF segments, with the exception of revenue information.

        In certain specific cases prior to the completion of our Financial Restructuring and the implementation of the North American Ring Fence, we entered into contracts with customers for the supply of equipment or services, which now form part of our Non Ring-fenced business but did this through legal entities, which now form part of NARF (or vice versa). In our analysis of revenues by product area on page 54, we show these revenues in the product or service area from which the revenues originated rather than through the legal entity which invoiced the final customer, and provide a detailed footnote to reconcile the product area sub-totals to the NARF and Non-NARF revenues.

        On February 20, 2004, we completed the sale of our NAA business for cash consideration of U.S.$240 million. As a result, NAA has been classified as a discontinued operation under U.S. GAAP in the attached financial statements for all periods presented.

        Revenues and operating profits are measured on a segmental basis in accordance with U.K. GAAP (defined as operating (loss)/profit of continuing operations before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs.

        Capital employed is also reported under U.K. GAAP. It is not practicable to identify the total capital employed of Network Equipment and Network Services separately as the same assets are, generally, used to generate sales in each of these segments. The operating results of these segments are separately reportable.

Analysis of reportable segments (U.K. GAAP)

New Segments:

Fiscal 2004	Revenues	Segment Operating (loss)/profit
	(in £ millions)
NARF	399	49
Non NARF	1,054	(55)
Discontinued(1)	105	10

Segmental total—U.K. GAAP	1,558	4

Old Segments:

Fiscal 2004	Revenues	Segment Operating (loss)/profit
	(in £ millions)
Network Equipment	897	(55)
Network Services	556	54
Other	—	(5)
Discontinued(1)	105	10

Segment total—U.K. GAAP	1,558	4

Fiscal 2003	Revenues	Segment Operating (loss)/profit
	(in £ millions)
Network Equipment	1,036	(244)
Network Services	743	52
Other	40	(43)
Discontinued(1)	183	(17)

Segment total—U.K. GAAP	2,002	(252)

Fiscal 2002	Revenues	Segment Operating (loss)/profit
	(in £ millions)
Network Equipment	1,683	(391)
Network Services	969	35
Other	390	(85)
Discontinued(1)	1,525	46

Segment total—U.K. GAAP	4,567	(395)

(1)
For fiscal 2004 and 2003 discontinued operations relate to the NAA and Mobile Communications businesses. In fiscal 2002, discontinued operations also include the Data Systems businesses.

Segmental revenues (U.K. GAAP)

        The following table presents our revenues by product area in accordance with U.K. GAAP:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(in £ millions)
Network Equipment:
Optical Networks	330	439	737
BBRS	130	142	209
Access Networks	227	258	361
OPP	155	140	247
Other Network Equipment	55	57	129

Total	897	1,036	1,683

Network Services:
IC&M	291	368	528
VAS	265	375	441

Total	556	743	969

Other	—	40	390

Continuing Operations	1,453	1,819	3,042

Discontinued operations	105	183	1,525

Group	1,558	2,002	4,567

NARF(1)	399
Non NARF	1,054

Total Continuing	1,453

(1)
NARF revenues for the year ended 31 March 2004 of £399 million consist of sales of U.S. business products and services (BBRS and OPP equipment and services) of £394 less £2 million of intercompany sales and sales of Non-NARF products invoiced through NARF legal entities of £7 million.

(2)
For fiscal 2004 and 2003 discontinued operations relate to the NAA and Mobile Communications businesses. In fiscal 2002, discontinued operations also include the Data Systems businesses.

        As described above, it is impracticable for us to restate prior period information under the new segmentation. We have disclosed above the year-on-year comparatives of revenues generated by the product areas that now comprise the NARF and Non-NARF segments. We have outlined the key year-on-year movements within each product area below, in our commentary on revenues analyzed on the old segment basis.

Comparison of fiscal 2004 to fiscal 2003

        Revenues from continuing operations decreased in both Network Equipment and Network Services in fiscal 2004. Revenues from Network Equipment accounted for 62% of revenues from continuing operations in fiscal 2004, compared to 57% of revenues from continuing operations in fiscal 2003. Revenues from Network Services represented the balance.

Network Equipment (62% of fiscal 2004 revenues from Continuing Operations)

  •
  Optical Networks (23% of fiscal 2004 revenues from Continuing Operations)

        Optical Networks comprises our range of SDH and DWDM transmission equipment as well as our network management systems. Optical Networks revenues for fiscal 2004 amounted to £330 million, a decline of £109 million or 25% compared to £439 in fiscal 2003. During fiscal 2004, 76% of Optical Network revenues were generated in EMEA, 20% in APAC and 4% in CALA compared to 75% in EMEA, 1% in the United States, 18% in APAC and 6% in CALA in fiscal 2003.

        The decrease in Optical Networks revenues was primarily due to the general decline in demand for optical equipment from our main customers. In the U.K., sales to BT declined as the customer minimized spend on its optical transmission network in favor of its broadband access deployment. Initial network build outs completed for Italian operators in the previous fiscal year also contributed to the sales decline.

        We expect that the continued success of BT's broadband access campaign will, over time, lead to increased traffic flows onto the core transmission network and, in turn, to renewed spending in optical equipment.

  •
  BBRS (9% of fiscal 2004 revenues from Continuing Operations)

        BBRS revenues mainly comprise sales of multi-service switches including our BXR-48000 480 Gbps multi-service switch router. BBRS service revenues are included in Network Services.

        Sales of BBRS equipment for fiscal 2004 generated revenues of £130 million, a decline of £12 million or 8% as compared with £142 million in fiscal 2003. During fiscal 2004, 79% of BBRS equipment sales were made in the United States, 15% in EMEA, 5% in APAC and 1% in CALA. This compares to 65% of revenues generated in the United States, 17% in EMEA, 13% in APAC and 5% in CALA in fiscal 2003.

        Sales to the U.S. Federal Government, BBRS' single largest customer, increased compared to fiscal 2003, however this was not sufficient to offset the decline in rest of world sales and the impact of the declining value of the U.S. dollar. In U.S. dollars, BBRS equipment revenues were flat year on year.

  •
  Access Networks (16% of fiscal 2004 revenues from Continuing Operations)

        Access Networks comprises three main sub-groupings: Fixed Wireless Access (36% of fiscal 2004 Access Networks revenues), Access Hub (20%) and narrowband products (44%). In fiscal 2004, EMEA accounted for 93% of Access Networks sales with APAC and CALA representing the balance of revenues. In fiscal 2003, 84% of revenues were made in EMEA and the balance in APAC and CALA.

        Access Network revenues for fiscal 2004 decreased by £31 million or 12% to £227 million compared to £258 million in fiscal 2003. This was mainly due to a very low level of revenues in Germany during the first quarter of fiscal 2004 pending volume deployments of fixed wireless access equipment by mobile operators from the second quarter onwards. We also experienced a reduced level of sales of narrowband equipment due to software upgrades completed in the previous fiscal year but not repeated in fiscal 2004. These negative trends were partially offset by a significant increase in sales of our Access Hub to Telecom Italia in Italy.

  •
  OPP (10% of fiscal 2004 revenues from Continuing Operations)

        OPP comprises sales of connection, protection and enclosure products for the outside portion of access networks as well as sales of power equipment to telecoms service providers and original equipment manufacturer (OEMs). OPP service revenues are included in Network Services.

        OPP equipment revenues for fiscal 2004 amounted to £155 million, a £15 million or 11% increase compared to £140 million in fiscal 2003. During fiscal 2004, 90% of OPP equipment revenues were made in the United States with the balance generated in CALA. This compares to 91% of OPP equipment sales generated in the United States in fiscal 2003, with the balance in CALA.

        The growth in revenues was driven by increased demand for power systems by U.S. wireless operators as they have undertaken significant new mobile network build projects during the year. In U.S. dollars, OPP equipment revenues increased by 21%.

  •
  Other Network Equipment (4% of fiscal 2004 revenues from Continuing Operations)

        Other Network Equipment is mainly comprised of revenues from our Interactive Systems activity as well as legacy operations in APAC and EMEA.

        Revenues for fiscal 2004 were £55 million, a decline of £2 million or 4% compared to £57 million in fiscal 2003. The phasing of long-term legacy infrastructure projects in Hong Kong was the main cause of this decline.

Network Services (38% of fiscal 2004 revenues from Continuing Operations)

        Network Services revenues amounted to £556 million in fiscal 2004 having declined by £187 million or 25% from £743 million in fiscal 2003.

        EMEA accounted for 75% of Network Services revenues in fiscal 2004. The United States represented a further 23% with the balance split between APAC and CALA. In fiscal 2003, EMEA accounted for 66% of revenues. A further 29% was generated in the United States with the balance split between APAC and CALA.

  •
  IC&M (20% of fiscal 2004 revenues from Continuing Operations)

        IC&M revenues are directly related to the installation, commissioning and maintenance of our Network Equipment products.

        IC&M revenues for fiscal 2004 were £291 million, a decline of £77 million or 21% compared to £368 million in fiscal 2003. This includes sales of BBRS and OPP services. The main driver of this decline was the fall in revenues from installation and commissioning services following the downturn in Network Equipment revenues.

  •
  VAS (18% of fiscal 2004 revenues from Continuing Operations)

        VAS revenues comprise two main activities:

  •
  Integrated systems which provides integrated network solutions to non-telecom customers including government, transport and utility organizations; and

  •
  Wireless services which, for reporting purposes, consolidates our wireless network planning activities worldwide.

        VAS revenues were £265 million for fiscal 2004, a decline of £110 million or 29% from £375 million in fiscal 2003. Most of the reduction in revenues occurred in Europe/RoW where revenues declined as a result of the significantly reduced level of sales into the Middle East. A reduction in the level of sales of wireless software and services, particularly in the U.S, and the disposal of our SMS subsidiary also contributed to the decline in VAS revenues.

Discontinued operations

        For fiscal 2004 and 2003 discontinued operations relate to the NAA and Mobile Communications businesses.

        Revenues from discontinued operations in fiscal 2004 of £105 million relate primarily to our NAA business. Revenues declined by £78 million, or 43%, from £183 million in fiscal 2003.

Comparison of fiscal 2003 to fiscal 2002

Network Equipment

        Overall, Network Equipment revenues in fiscal 2003 of £1,036 million, or 57% of revenues from Continuing Operations in fiscal 2003, decreased £647 million or 38%, as compared with £1,683 million or 55% of revenues from Continuing Operations in fiscal 2002.

  •
  Optical Networks

        Optical Networks revenues in fiscal 2003 were £439 million, or 24% of revenues from Continuing Operations in fiscal 2003, a decline of £298 million or 40% compared with £737 million, or 24% of revenues from Continuing Operations in fiscal 2002. The main reason for this decline was the fall in sales of SDH equipment as telecom operators considerably reduced their capital expenditure budgets. Sales of SDH and, increasingly, next generation SDH products have been concentrated on in-fill of existing networks, particularly in the metro areas. Sales of DWDM have also decreased largely due to the completion of major customer roll outs in the previous year, particularly in Italy, with no significant new deployments of DWDM equipment initiated by our customers during the year.

        EMEA accounted for over two thirds of the decline in Optical Networks revenues from fiscal 2002 to fiscal 2003. In the U.K., the lower level of demand from BT has combined with the financial difficulties faced by many second tier operators to lead to a reduction in revenues. Market volumes remained relatively stable in Italy, although we have experienced some increased pricing pressure in this territory, while elsewhere in Europe major operators cut capital expenditure budgets during fiscal 2003 as they continued to focus on debt reduction.

        During fiscal 2003, 75% of Optical Network revenues were generated in EMEA, 18% in APAC, 6% in CALA and only 1% in the United States following our decision to cease the development and manufacture of our SONET product range in April 2002.

  •
  BBRS

        BBRS revenues in fiscal 2003 were £142 million or 8% of revenues from Continuing Operations in fiscal 2003, a decline of £67 million or 32% as compared to £209 million or 7% of revenues from Continuing Operations in fiscal 2002.

        Sales in fiscal 2003 to the U.S. Federal Government increased slightly compared to fiscal 2002, but sales in the U.S. declined overall. This was a result of a lower level of sales to enterprise customers as we have increased our commercial and technical resources on the service provider market, where capital expenditure constraints have reduced the number of significant new business opportunities during fiscal 2003. The U.S. Federal Government remains the largest single customer of our BBRS equipment.

        During fiscal 2003, 65% of BBRS equipment revenues were made in the U.S., 17% in EMEA, 13% in APAC and 5% in CALA.

  •
  Access Networks

        In fiscal 2003, Access Networks revenues of £258 million or 14% of revenues from Continuing Operations in fiscal 2003, decreased £103 million or 29% as compared with revenues of £361million or 12% of revenues from Continuing Operations in fiscal 2002.

        Reductions in capital spending by a number of Access Networks customers, particularly second-tier operators in the U.K. and Germany, as well as rationalization of our legacy product lines were the primary reasons behind this decline. Sales of Voice Systems were down as a result of the completion of a significant software upgrade in the final quarter of the previous year, and sales of Fixed Wireless Access fell as many European wireless operators deferred the rollout of 3G mobile networks. These reductions more than offset a strong increase in sales of our new Access Hub product platform, where we had already recorded a number of significant frame contract wins, particularly in Italy and South Africa.

        EMEA accounted for 84% of Access Networks revenues in fiscal 2003, with APAC and CALA representing the balance of revenues.

  •
  OPP

        In fiscal 2003, sales of OPP equipment amounted to £140 million or 8% of revenues from Continuing Operations in fiscal 2003, a decline of £107 million or 43% compared with £247 million or 8% of revenues from Continuing Operations in fiscal 2002. This decline resulted from significant reductions in capital spending by U.S. customers as well as the difficult market conditions in CALA, particularly in the early part of fiscal 2003.

        The U.S. accounts for 91% of OPP equipment revenues during fiscal 2003, with the balance generated in CALA.

  •
  Other Network Equipment

        Revenues of £57 million or 3% of revenues from Continuing Operations in fiscal 2003 declined £72 million or 56% as compared with £129 million or 4% of revenues from Continuing Operations in fiscal 2002.

Network Services

        Network Services revenues of £743 million or 41% of revenues from Continuing Operations in fiscal 2003 decreased £226 million or 23% as compared with £969 million or 32% of revenues from Continuing Operations in fiscal 2002. EMEA and the U.S. accounted for 66% and 29% respectively, of Network Services revenues in fiscal 2003, while the balance was split relatively equally between APAC and CALA.

  •
  IC&M

        IC&M revenues in fiscal 2003 were £368 million or 20% of revenues from Continuing Operations, a decline of £160 million or 30% compared with £528 million or 17% of revenues from Continuing Operations in fiscal 2002. The primary reason for the decline in revenues resulted from the lower Network Equipment revenues in both EMEA and the U.S., discussed above.

  •
  VAS

        VAS revenues in fiscal 2003 were £375 million or 21% of revenues from Continuing Operations, a decline of £66 million or 15% compared with £441 million or 14% of revenues from Continuing Operations in fiscal 2002. Almost 75% of the decline in fiscal 2003 as compared to fiscal 2002 related to sales generated by businesses disposed during fiscal 2003, particularly Systems Management Specialists, Inc.

        The proportionally lower reduction in revenues in fiscal 2003 compared to many of the other areas of our Network Equipment and Network Services businesses is principally due to the long-term project nature of this business and our strong customer relationships outside the telecommunications industry, including government agencies, selected large enterprise customers and public utilities.

Other

        Total Other revenue of £40 million in fiscal 2003 decreased £350 million or 90% as compared with £390 million in fiscal 2002. The decrease in revenue is primarily related to the disposal of our GDA joint venture, which accounted for £257 million of the reduction in revenues.

Discontinued operations

        For fiscal 2003 and 2002, discontinued operations are comprised of NAA (sold in February 2004), the Mobile Communications businesses, which primarily relates to the Strategic Communications business (sold in August 2002), and the Medical, Data and Commerce systems businesses.

        Revenues from discontinued operations in fiscal 2003 of £183 million declined by £1,342 million, or 88%, from £1,525 million in fiscal 2002. The Medical, Data and Commerce systems businesses contributed £759 million to fiscal 2002 revenues, but did not contribute in fiscal 2003 following the sale of these businesses.

Segmental operating (loss)/profit (U.K. GAAP)—old segment basis

        The table below presents a summary of U.K. GAAP segmental operating (loss)/profit (defined as operating (loss)/profit of continuing operations before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs). A reconciliation of U.K. GAAP segmental operating (loss)/profit to operating (loss)/profit on a U.S. GAAP basis together with a description of the differences between U.K. GAAP and U.S. GAAP is presented in note 10 of our consolidated financial statements.

	2004	2003	2002
	(in £ millions)
Network Equipment	(55)	(244)	(391)
Network Services	54	52	35
Other	(5)	(43)	(85)

Continuing operations	(6)	(235)	(441)
Discontinued	10	(17)	46

	4	(252)	(395)

Comparison of fiscal 2004 to 2003

Network Equipment

        The segment operating loss in Network Equipment amounted to £55 million in fiscal 2004 compared to £244 million in fiscal 2003. The £189 million or 77% improvement in operating loss was largely driven by the continued cost reductions in our supply chain together with savings across all areas of operating expense. These savings more than offset the impact of supply chain under-recoveries arising from the 13% decline in Network Equipment revenues.

Network Services

        In Network Services, the operating profit of £54 million in fiscal 2004 improved by £2 million or 4% as compared with £52 million in fiscal 2003, despite the lower sales volumes. This increase was primarily driven by improved utilization of resources in this labor-intensive activity and savings in operating expenses.

Other

        Other segmental operating losses consist of the operating losses of UMTS and Tetra, which were disposed of in July3 and March 2003 respectively.

Discontinued Operations

        For fiscal 2004 and 2003 discontinued operations relate to NAA and the Mobile Communications businesses, which primarily relate to the Strategic Communications business (sold in August 2002), and the Medical, Data and Commerce systems businesses.

        Operating profit from discontinued operations in fiscal 2004 of £10 million relates primarily to our NAA business. This profit represented a £27 million, or 159%, improvement as compared to an operating loss of £17 million generated by discontinued operations in fiscal 2003.

Comparison of fiscal 2003 to 2002

Network Equipment

        The segment operating loss in Network Equipment amounted to £244 million in fiscal 2003, an improvement of £147 million or 38% compared to an operating loss of £391 million in fiscal 2002. There has been significant improvement in operating losses for Network Equipment both sequentially within fiscal 2003 and compared to fiscal 2002. We have achieved substantial cost reductions in our supply chain, in Europe and the U.S., and across all areas of operating expense. The cost savings have been sufficient to more than offset the full profit impact of a 38% year-on-year decline in Network Equipment sales volumes.

Network Services

        The segment operating profit of £52 million in fiscal 2003 increased £17 million or 49% as compared with £35 million in fiscal 2002. There has generally been significant improvement in operating profits for Network Services both sequentially within fiscal 2003 and compared to fiscal 2002. Despite significant declines in Network Equipment sales and the subsequent impact on IC&M sales, improved resource utilization in this labor-intensive area and other ongoing cost reduction initiatives facilitated increased profitability. The area of VAS was comparatively resilient in terms of revenue. Thus the cost savings we achieved were able to have a direct benefit to its profitability.

Other

        The Other segment businesses generated an operating loss of £43 million in fiscal 2003 as compared with an operating loss of £85 million in fiscal 2002. This was due principally to the disposal in February 2002 of the loss making Optical Components business.

Discontinued Operations

        For fiscal 2003 and 2002, discontinued operations are comprised of NAA (sold in February 2004), the Mobile Communications businesses, which primarily relate to the Strategic Communications business (sold in August 2002), and the Medical, Data and Commerce systems businesses.

        Operating loss from discontinued operations in fiscal 2003 of £17 million represented a £63 million, or 137%, decline from an operating profit of £46 million in fiscal 2002.

Liquidity and capital resources

Operating activities

        Net cash used in operating activities of continuing operations was £110 million in fiscal 2004. This resulted primarily from the income from continuing operations of £2,640 million, net of the gain on extinguishment of liabilities of £2,695 million, the gain on settlement of equity forward contracts of £123 million, the gain on sale of affiliates of £95 million, partially offset by depreciation and amortization of £115 million and changes in working capital of £59 million. The reduction in operating cash outflow was primarily due to tight control of cash receipts from trade debtors and the successful renegotiation of shorter payment terms with key customers in Northern Europe. In addition to this, cash was generated through the one time sale of inventory to Elcoteq, our outsourcing manufacturer in Germany.

        Net cash used in operating activities of continuing operations was £558 million in fiscal 2003. This resulted primarily from the loss from continuing activities of £1,078 million and a change of £177 million in current and deferred taxes, partially offset by a provision for a related party receivable of £299 million, depreciation and amortization of £164 million, changes in operating assets and liabilities of £36 million, impairment of long-lived assets of £69 million and impairment of investment in securities of £40 million. The reduction in working capital was primarily a result of the significant decrease in sales volumes in fiscal 2003 as compared with fiscal 2002. This sales decline led to decreases in accounts receivables of £277 million or 38% as compared with fiscal 2002, and inventories of £293 million or 56% as compared with fiscal 2002. The decrease in inventories was also due to our continued focus on reducing costs in all areas of production and overhead. In particular, we continued efforts to restructure our supply chain to remove excess capacity and reduce break-even points. In addition, fiscal 2003 reflects £268 million in payments relative to business restructuring charges.

        Net cash used in operating activities of continuing operations was £600 million in fiscal 2002. This resulted primarily from the loss on continuing activities of £6,182 million and a change in current and deferred taxes of £468 million, partially offset by asset impairments of £3,968 million, a provision for slow moving and obsolete inventory of £805 million, depreciation and amortization of £647 million, a provision for doubtful accounts of £175 million, changes in operating assets and liabilities, net of acquisitions, of £135 million, equity in net loss of affiliates of £196 million and loss on sale of businesses of £93 million.

Investing activities

        Net cash provided by investing activities of £258 million in fiscal 2004 was principally due to proceeds received from disposals of subsidiaries of £130 million, which related primarily to our NAA business, and proceeds from the sale of investments in affiliates, which related primarily to our investment in Easynet.

        The net cash provided by investing activities of £409 million in fiscal 2003 was primarily due to net cash received from the disposal of businesses of £436 million, relating principally to the sale of the Strategic Communications business, which represented net proceeds of £373 million in fiscal 2003.

        The net cash provided by investing activities of £1,123 million in fiscal 2002 was primarily due to cash received from the disposal of businesses of £971 million, net proceeds received from the sale and purchases of investment securities of £206 million and net proceeds received from the sale of long-lived assets of £175 million, partially offset by purchases of property, plant and equipment of £327 million. The net cash proceeds received from the disposal of the businesses related primarily to £729 million, £283 million and £225 million received for our Medical, Data and Commerce systems businesses, respectively. The net proceeds received from the purchases and sale of securities in fiscal 2002 came principally from the sale of securities held in Alstom and Lagardere. The purchases of property, plant and equipment included equipment for participation in technology trials with key customers, test equipment that supports ongoing research and development activity, software licenses purchased as part of the implementation of a new information technology system and expenditures related to site and facility developments. We subsequently wrote off the software licences as we terminated the implementation of the information technology project in light of our revised financial outlook.

Financing activities

        Net cash provided by financing activities for fiscal 2004 was £86 million. As described in note 3 to our consolidated financial statements, as a result of our Financial Restructuring on May 19, 2003 we paid £340 million of cash as part of the consideration under our Scheme of Arrangement to cancel specific borrowings and creditors amounting to approximately £4.8 billion. Of the £340 million cash consideration, £10 million is recorded within operating activities.

        Other cash outflows due to financing activities in fiscal 2004 related primarily to the mandatory redemptions and market repurchases of our Junior and Senior Notes of £410 million. The mandatory redemptions were funded through business disposals and releases of performance bonding collateral. Our cash reserves were used to fund market repurchases. At March 31, 2004, we had repaid the Junior Notes in full and had reduced the amount of our Senior Notes outstanding to U.S.$555 million, of which approximately U.S.$68 million is owned by Marconi Corporation plc as a result of market repurchases. The impact of these payments were offset by transfers of restricted cash from secured accounts of £840 million, of which £771 million related to releases of cash collateral held in secured accounts, which is described in note 2 of our consolidated financial statements.

        Net cash used in financing activities of £743 million in fiscal 2003 was primarily due to cash transferred to secured accounts of £692 million and payments on short term debt and term loan repayments totaling £30 million and £45 million, respectively.

        Net cash provided by financing activities of £646 million in fiscal 2002 was primarily due to proceeds from borrowings under term loans of £981 million, partially offset by net repayments under short-term borrowings of £206 million and restricted cash transferral to secured accounts of £191 million.

Contractual obligations and other commercial commitments

        The following tables summarize our actual contractual obligations and commercial commitments at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period,
	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in £ millions)
Contractual obligations
Long-term debt(1)	274	12	8	247	7
Capital leases(2)	2	—	2	—	—
Operating leases(3)	70	13	17	7	33
Purchase commitments(4)	413	84	110	77	142
Other long-term liabilities(5)	191	4	8	8	171

Total	950	113	145	339	353

	Payments due by period,
	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in £ millions)
Other commercial commitments
Bank and surety bonds	141	51	66	6	18

Total	141	51	66	6	18

(1)
Long-term debt includes capital amounts only. Cumulative interest of 8% per annum in relation to the Senior Notes and cumulative weighted average interest of 4.6% per annum in relation to other long-term debt would add £100 million to the total long-term debt disclosed above. Of the £100 million interest, £22 million of interest payment on the debt is due in less than one year, £43 million is due in 1–3 years and £35 million is due in 3–5 years.

(2)
Payments under capital leases of £2 million are disclosed within "Long-term debt" in the consolidated balance sheet.

(3)
We lease office space and equipment under non-cancelable operating leases.

(4)
Purchase commitments are defined as off-balance sheet arrangements to purchase goods or services that are enforceable and legally binding on the Group and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments arise through the following contract types:

  Manufacturing outsourcing:

  During fiscal 2004, the Company entered into a preferred supplier agreement for manufacture and supply of products and services.

  Under the terms of this three year agreement, prices for each year of the contract vary according to the volume of activity. Included in the agreement is a minimum purchase obligation based on an agreed cost base from year 1. Should activity fall below a minimum volume, the Company is liable to make payments up to a specified % of the cost base.

  Included in the table above, are the minimum amounts, which will be paid under the terms of agreement.

  IT outsourcing:

  During fiscal 2004, the Company entered into an IT outsourcing agreement that includes desktop, helpdesk, applications support and development, data centre and network services of the Marconi group (excluding the Middle East, Asia Pacific and the Marconi Interactive Systems businesses).

  Under the terms of this ten year agreement, prices are set for each year by service line and region. The agreement contains usual termination provisions and Marconi may terminate the agreement for convenience on six months notice to take effect no earlier than June 2005.

  Included in the table above, are the minimum amounts due in respect of the remaining term of this agreement.

  Preferred supply agreements:

  The Company is a party to a number of other preferred supply agreements. The outstanding terms of these agreements range from 1 to 2 years. Under the terms of these agreements, the Company has no fixed purchase commitment but is committed to source certain items exclusively from these suppliers. At a minimum, even when no purchases are made, the Company is committed to pay an overhead contribution and the amount of these payments is included in the table above.

(5)
Other long-term liabilities as disclosed above relate to the expected settlement of the actuarially determined accrued pension liability as at March 31, 2004. The phasing of payments has been estimated based on historic benefit payments to plan members.

        This table does not include accounts payable of £155 million and taxes payable and accrued expenses and other current liabilities that are recorded in our March 31, 2004 consolidated balance sheet. In addition, this table does not include estimated future capital expenditures that are not yet contracted for.

Contract bonding facilities

        Some customers in the telecommunications market require that bank bonds or surety bonds (issued by insurance companies) are provided to guarantee performance of the equipment supplier. We had a total of £141 million of bank bonds or surety bonds, guaranteeing our performance in respect of certain contracts, outstanding as at March 31, 2004 with both banks and insurance companies worldwide as compared with £163 million at March 31, 2003. Following our Financial Restructuring, we entered into a new committed Super-priority Performance Bonding Facility that allows us to procure a further £50 million of performance bonding, of which £18 million was outstanding at March 31, 2004. The new bonding facility allows Marconi Bonding Limited, a group subsidiary, to procure a total of £50 million of performance bonding. These bonds will be fully collateralized, with 50% of the collateral being placed at the time of issuance of the bond (£10 million at March 31, 2004) and 50% being rolled over from releases of collateral on existing bonds (maximum £25 million deposited prior to December 31, 2003). All collateral relating to bonds issued on behalf of companies previously disposed by Marconi has now been released.

        A number of our performance bond arrangements carry rights for the issuer to call for cash collateral, either unconditionally or upon the occurrence of certain events. At March 31, 2004, there was £85 million of cash collateral held against outstanding performance bonds. We estimate that at March 31, 2004, performance bond providers had varying conditional or unconditional rights to call for further cash collateral of up to £62 million in respect of wholly or partially uncollateralized bonds.

Customer financing commitments

        We have not issued any new customer finance commitments during fiscal 2004, and will not require cash resources to fund these activities in the foreseeable future. At March 31, 2004, in respect of the commitments outstanding prior to the reporting period, we had customer finance commitments of approximately £26 million, all of which had been drawn as compared with £42 million at March 31, 2003. The reduction in the period to March 31, 2004 resulted from the repayment of an obligation to us from Grande Communications Holdings, Inc.

Pensions and other post-retirement benefits

        Our pension and other post-retirement scheme deficits at March 31, 2004 and 2003 amounted to £191 million and £288 million respectively. At March 31, 2004 we also recorded a pension asset of £2 million in respect of our U.S. defined benefit plan relating to former employees of our NAA business. For fiscal 2004 the total pension and post-retirement expense was £39 million.

        An actuarial assessment of our defined benefit pension scheme liabilities and a valuation of the pension assets was performed at March 31, 2004. The actuarial assumptions adopted in this assessment are set out in note 9 of the consolidated financial statements.

        As previously disclosed, during the three months ended 30 June 2003, the Trustees of our U.K. pension scheme agreed the value to be transferred to the Merloni pension plan in respect of the accrued benefits of the employees who transferred to Merloni upon completion of the sale of our 50 per cent stake in General Domestic Appliances Holdings Limited ("GDA"). Consistent with previous transactions, the transfer value was calculated on a share of funds basis, being the basis provided for in the sale agreement and consistent with the amount assumed therein. The actual transfer from the U.K. pension plan of assets and liabilities pursuant to the GDA sale was made on February 18, 2004. This settlement loss was recognized in the results for fiscal 2003.

        On March 26, 2003, we signed a funding agreement with the U.S. Pensions Benefit Guaranty Corporation (PBGC) for the defined benefit plans of our U.S. businesses. This agreement was amended on February 17, 2004 in anticipation of the sale of the NAA business. Under the agreement, the U.S. businesses commenced contributions from June 2003 for the normal cost of the plans at U.S.$6 million (approximately £3.8 million) per annum plus enhanced contributions of U.S.$9 million (approximately £5.7 million) per annum. Additionally, proceeds from any disposal of a U.S. business shall be used to fund plan deficits, prior to the remaining proceeds being used to pay down the Junior or Senior Notes. At March 31, 2004, the date of the last actuarial valuation, the funding position on the U.S. pension plans was a deficit of U.S.$25.7 million (approximately £14 million).

        If we sell business units and the purchaser of the business unit does not assume the defined benefit plan liability associated with the business unit, we are required under the amended PBGC Agreement to contribute to each of our two U.S. defined benefit plans an amount equal to the lesser of (1) the estimated plan under funding on a termination basis for current and former employees of the sold business unit or (2) if a group annuity is purchased covering the liability previously described on or prior to the closing of the sale, the difference between the amount required to be paid to purchase such group annuity and plan assets. Further in such a case if the pension liability associated with the business unit was not satisfied by the purchase of a group annuity from an insurance company, we would have been obligated to fund such liability to the extent required under U.S. law and the PBGC agreement. Prior to the completion of the sale of NAA on February 20, 2004, one of the two Marconi U.S. pension plans was split into two plans, one covering the liability of current and former NAA employees and one covering all the other pension liability of the original plan. On the date of the sale, a group annuity bid covering the liability of the NAA plan was accepted. As a result of the acceptance of this annuity bid, Marconi contributed U.S.$2,835,000 to the NAA plan to fund that annuity purchase. Also, U.S.$745,000 was contributed to an escrow account, of which the funds are also to be used to fund such annuity purchase and to satisfy other expenses of the NAA plan if funds are required for such purposes. Lastly, since current and former employees of the NAA business were also entitled to benefits under the other U.S. defined benefit plan of Marconi, U.S.$2,044,606 was contributed to that other plan shortly after the closing which represented the under funding under that plan associated with current and former NAA employees.

        We are currently in the process of completing the group annuity purchase to settle our ongoing liability to the NAA business employees under the spun-off NAA plan and anticipate that this purchase will be completed during the first quarter of fiscal 2005.

Current liquidity position

        At March 31, 2004, our cash and cash equivalents totaled £519 million as compared with £1,156 million at March 31, 2003, of which £111 million (£515 million at March 31, 2003) was denominated in sterling, £262 million (£282 million at March 31, 2003) in U.S. dollars, £110 million (£308 million at March 31, 2003) in euro and the balance of £36 million (£53 million at March 31, 2003) in other currencies. Of the £519 million at March 31, 2004, £124 million is classified as restricted cash, and £395 million is free cash available to us. The £124 million of restricted cash is comprised of £85 million collateral against present and future bonding facilities, £11 million deposited against secured loans in Italy, £18 million in our captive insurance company and £10 million in the Mandatory Redemption Escrow Account. The £395 million of free cash available to us is comprised of £321 million of available Treasury deposits and £74 million of global working capital balances within our subsidiaries and cash in transit.

        Our outstanding borrowings at March 31, 2004 were £276 million (net of debt discount of approximately £15 million) and consisted primarily of the U.S.$487 million (approximately £250 million at March 31, 2004 exchange rates, net of debt discount of approximately £15 million) of Senior Notes due in April 2008, as compared with £4,775 million at 31 March 2003. Of the remaining Senior Notes at March 31, 2004, £8 million has been reclassified to current liabilities as we had contracted to repurchase these Notes prior to March 31, 2004. The £4,485 million reduction in borrowings from March 31, 2003 primarily reflects the extinguishment of £4,723 million of debt, partially offset by the issuance of new Junior and Senior Notes totaling U.S.$1,204 million (approximately £698 million at May 19, 2003 exchange rates, net of debt discount of £36 million), which were a result of the completion of our Financial Restructuring, less the extinguishment in full of the Junior Notes through March 31, 2004 of approximately U.S.$487 million (approximately £280 million at fiscal 2004 average exchange rates, net of debt discount of £6 million) and the redemption and repurchase of U.S.$230 million (approximately £126 million at fiscal 2004 average exchange rates, net of debt discount of £9 million) of Senior Notes.

        In fiscal 2005, we expect to meet the cash requirements for funding our operations, including purchase commitments of £84 million and other long-term liabilities and repayments of capital leases from our existing cash resources and cash funds generated from operations.

Financial Restructuring

        On May 19, 2003, we concluded our Financial Restructuring and the schemes of arrangement for the Marconi Corporation plc and M (2003) plc became effective. Our scheme of arrangement cancelled specific borrowings and creditors amounting to approximately £4.8 billion in consideration for which we paid £340 million of cash, issued new debt securities of approximately £756 million and issued one billion (200 million after the five for one share consolidation in September 2003) new ordinary shares with a nominal value of £50 million.

        On May 19, 2003, our previously agreed settlement with the ESOP derivative banks relating to the ESOP derivative transactions became effective and we paid £35 million to the ESOP derivative banks.

        The terms of the indenture governing our Senior Notes significantly restrict our ability to borrow additional funds. Under the terms of these indentures, no external borrowings other than in the U.S. working capital facility referred to below, are permitted other than under certain restricted circumstances. In addition, our U.S. based businesses have been ringfenced, and generally may no longer be funded by other members of the group outside of the ringfence. No external borrowing facilities are permitted for these U.S. based businesses, other than a committed U.S.$22.5 million (approximately £14 million) working capital facility. In addition, certain forms of liquidity available to us, including disposals and release of restricted cash, are subject to terms whereby, under certain circumstances, the cash will be required to be used to redeem the Senior Notes, at a cost of 110%.

Payment of interest

        In fiscal 2004, interest expense included accrued interest of £48 million on our Junior and Senior Notes. We paid an additional £28 million in respect of the 10% redemption premium due as a result of the redemption of our Junior Notes and £13 million redemption premium due as a result of the partial mandatory redemption of our Senior Notes.

Cash requirements

        Our cash requirements in fiscal 2004 included, funding operations (inclusive of R&D spend), the operational and Financial Restructuring, capital expenditures and debt service costs.

        We have funded our activities through cash generated from our operational activities, the proceeds of disposals, bank borrowings and the sale of debt securities in the debt capital markets. Following the Financial Restructuring, we are reliant on our cash balances to meet short and medium-term cash requirements.

Application of Critical Accounting Policies

        We have prepared the consolidated financial statements included in this annual report in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management base their estimates on historical experience and various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial position and results of operations.

        We have discussed the application of these critical accounting policies with our board of directors and audit committee. See Note 2 to the consolidated financial statements contained elsewhere herein for recently issued accounting pronouncements that we have not yet adopted.

Revenue recognition

        We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence that an arrangement exists;

  •
  Delivery has occurred or services have been rendered;

  •
  The fee is fixed or determinable; and

  •
  Collectibility is reasonably assured.

        It is common for our sales agreements to cover the delivery of several products and/or services. These range from arrangements where a contract covers the delivery and installation of equipment to more complex arrangements, which also include training of customer personnel, sale of software and other support services. We recognize revenue from contracts with multiple element arrangements, such as those including installation and commissioning services, as each element is earned based on objective evidence of the relative fair values of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements.

        We recognize revenues and estimated profits on long-term contracts under the percentage-of-completion method of accounting using a cost-to-complete methodology. Significant judgment is required in determining progress toward completion and in estimating revenues and costs. We revise profit estimates periodically based on changes in facts in the underlying contract. When estimates of total contract revenues and costs indicate a loss, we recognize a provision for the entire amount of the contract loss in the period in which the loss becomes foreseeable. We record advance payments received from contracts as a liability unless there is a right of set-off against the value of work undertaken.

Impairment of long-lived assets

        We review the carrying value of long-lived assets, which includes identifiable intangible assets, goodwill and property, plant and equipment, whenever indicators of impairment exist. Goodwill is also tested for annual impairment. Indicators of impairment include, but are not limited to:

  •
  A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition;

  •
  A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and

  •
  A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

        These tests for impairment require significant judgments in determining estimates of future cash flows and the resulting value in use of the relevant fixed asset. Estimations of the present value of future cash flows contain inherent uncertainty and include estimates of market size and market share information, growth rates, product demand and technological development, costs of labor and supplier purchases, working capital requirements, and discount rates to be applied to future cash flows.

        If the carrying value of a fixed asset is considered impaired, we record an impairment charge for the amount by which the carrying value of the asset exceeds the higher of its net realizable value or its value in use. In fiscal 2004 and 2003, we recorded impairment charges in relation to property, plant and equipment of £Nil and £69 million, respectively.

        As at March 31, 2004 the carrying value of property, plant and equipment, goodwill and intangibles was £166 million, £574 million and £57 million, respectively.

Contingent liabilities

        We are subject to legal proceedings and other claims arising in the ordinary course of business. Various claims and proceedings have been or may be instituted or asserted against us relating to class shareholder actions and the conduct of our business, including those pertaining to patents, environmental, safety and health, employment and contractual matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We base a determination of the amount of reserves required, if any, for these contingencies on a careful analysis of each individual issue with the assistance of outside legal counsel. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe that the ultimate outcome of these matters will not have a material adverse effect on our results of operations or financial position or cash-flows, except as discussed in Item 3, Legal Proceedings.

Pension and other post-retirement benefits

        As at March 31, 2004 our total pension and post-retirement projected benefit obligation was £2,694 million compared with plan assets of £2,458 million and we recognized a movement in additional minimum pension and post-retirement liability of £197 million. For fiscal 2004 the pension and post-retirement expense was £39 million.

        Pension and other post-retirement benefits costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. While we believe that the assumptions that we used are appropriate, these assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of our future pension or post-retirement benefits expense and the resulting liability. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased the net loss for fiscal 2004 by approximately £5 million and a 0.5% decrease in the discount rate would have increased the net loss for fiscal 2004 by approximately £13 million. Likewise, a 0.5% increase or decrease in the expected return on plan assets would have decreased or increased pre-tax loss for fiscal 2004 by approximately £11 million.

Product warranties

        We make provisions for estimated expenses related to product warranties at the time we sell our products. We establish these estimates using historical information on the nature, frequency, and average cost of warranty claims. We actively study trends of warranty claims and take action to improve equipment quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. If we were to experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims were greater than the expectations on which our accrual had been based, our gross margins could be adversely affected. At March 31, 2004, we had a product warranty liability of £31 million.

Embedded Derivatives

        The Senior Notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative in accordance with Financing Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair value of the embedded derivative at March 31, 2004 was approximately £7.1 million and is included within long-term other liabilities.

        We have developed a fair value model with the assistance of outside advisors to arrive at an estimate of the fair value of the embedded derivative that uses various assumptions which includes changes in credit risk, expected timing of redemption of our Notes and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as interest expense, which is a non-cash item. The application of this accounting policy has increased the volatility of our reported income. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, certain of the assumptions used are subjective and may require adjustment in the future. Following the redemption of all the Junior Notes and part of the Senior Notes in fiscal 2004, the impact of this embedded derivative should be less significant in 2005.

Recently issued accounting pronouncements not yet adopted

        The United States Financial Accounting Standards Board ("FASB") has issued the following standards that we have yet to adopt:

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 requires us to follow the provisions of Statement of Financial Accounting Standard 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") when accounting for the effects of the federal subsidy. FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. When FSP FAS 106-2 becomes effective it supersedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which allows us to defer recognizing the effects of the Act until appropriate authoritative guidance has been issued and is effective. We participate in a postretirement benefit plan, which has a measurement date of March 31, 2004. We have elected to adopt the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", to the provisions of the Act under the guidance given in FSP FAS 106-2 for our annual period beginning after June 15, 2004, which is our March 31, 2005 year end. Therefore, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost contained in our Consolidated Financial Statements do not reflect the effects of the Act. We are still reviewing the potential impacts of the Act on its postretirement benefit plans including whether the benefits under its plans are actuarially equivalent to Medicare Part D.

Inflation

        We believe that inflation has not had a material impact on our results of operations for the three fiscal years ended March 31, 2004.

Risk Factors:

The telecommunications industry has experienced a severe downturn, many of our customers have reduced capital expenditure and, as a result, demand for our products and services has declined and may continue to decline.

        The telecommunications industry has experienced a prolonged and severe downturn. Many of our current and potential customers are network operators that have or have had high levels of indebtedness and, in some cases, emerging or weak revenue streams. Adverse economic conditions, network over-capacity due to excess build-out, lack of funding for telecommunications development and overspending on license fees have forced network operators to undertake extensive restructuring and cost-cutting initiatives. In light of market conditions, many of our customers have delayed delivery of orders previously placed and have implemented drastic reductions in capital expenditure in 2002 and 2003 as compared to 2001, and may further reduce capital expenditure. As a result, demand for our products and network rollout services has declined.

        Our near-term financial objectives do not depend on assumptions or expectations of significant improvement in market conditions for the telecommunications industry or improvement in current levels of sales in our businesses. However, they do assume that there will not be a further material deterioration in current market conditions or a material decline in sales levels. Additionally, achievement of our longer-term financial objectives will depend upon an increase in our sales volumes based on an improvement in demand for our products and services, due to a recovery of the industry or otherwise. Consequently, if demand remains weak for our products and services, resulting from the financial condition of our customers, market and industry conditions or otherwise, it is likely to have a material adverse effect on our business, results of operations and financial condition in the longer term. In particular, this may affect our ability to achieve our profitability and cash flow objectives and, consequently, it may impact on our future funding requirements.

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

        A rationalization of industry participants could also increase the supply of used communications products for resale by affected industry participants, resulting in increased competition and pressure on pricing for our products. In addition, telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to other competitors resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors.

There are increasing sale opportunities in markets and geographical areas where we lack critical mass.

        A number of our competitors have greater scale and presence in markets and geographical areas where growth in demand is more rapid. If we do not implement and execute an adequate regionalization strategy in respect of these markets and geographical areas, a lack of critical mass may make it difficult for us to win new business and compete in these markets and geographical areas.

We currently do not generate an operating profit and have only recently achieved modest cash inflows and may need to effect further changes in our business in order to achieve our near-term financial objectives.

        We have not made an operating profit in the last three fiscal years. We do not expect trading conditions in the telecommunications market to improve in the near-term and, as discussed above, we cannot be sure that those conditions will improve at all. Accordingly, our ability to achieve sustained profitability and generate sufficient positive cash flow in the future depends significantly on improving gross margins through changes in product mix, achieving operating efficiencies and reducing operating costs as well as there being no further material decline in sales.

        If sales in our Network Equipment and Network Services businesses were to decline again materially for a prolonged period or there is a significant increase in price pressure as a result of commodity pricing, internet auctions and global price books of customers, it is unlikely that we will be able to return to and maintain profitability or generate positive cash flow solely through gross margin improvements and operating cost reductions.

        Because of these risks and uncertainties, as well as the other risks and uncertainties discussed in this document, we cannot be certain that our actual experience will correspond with our assumptions and expectations. Thus, we cannot be certain that we will be able to return to operating profitability or be able to sustain or increase positive operating cashflows from quarter to quarter or from year to year.

        If we fail to become and remain profitable and to generate sufficient positive cash flow, it will affect our ability to pay dividends on the ordinary shares. In addition, we may find that we have limited or no ability to raise additional capital through offerings of debt or equity securities in the capital markets in the near or medium term.

A relatively small number of customers account for a large proportion of our business. In particular, the loss of British Telecommunications plc as a customer would have a significant adverse effect on our results.

        A relatively small number of customers account for a significant proportion of our revenues. In the fiscal year ended March 31, 2004, sales to our 10 largest customers represented approximately 50% of our total sales.

        Because of this concentration, adverse changes that affect only a small number of customers or customer relationships could have a significant adverse effect on our results. If we do not fully appreciate the dynamics of our customers, their needs, key business drivers and decision criteria, we will not be able to forecast demand effectively, communicate our network vision and migrate these customers to our next generation products.

        British Telecommunications plc and its subsidiaries ("BT") are of particular importance to us. In the fiscal years ended March 31, 2004 and 2003 sales to BT represented approximately 21% and 19% of our total sales respectively. The loss of BT as a customer, or any substantial reduction in orders by BT, particularly for the products and services of our Network Equipment and Network Services businesses, would have a significant adverse effect on our results.

We operate in a highly competitive and rapidly changing market and may be unable to invest sufficiently in research and development to develop the right products necessary to sustain or increase sales.

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

        As part of our cost reduction effort, we have refocused and significantly reduced our spending on research and development. We have focused more of our research and development expenditure on key products. Moreover, this focusing of expenditure requires us to predict which product technologies will be key to our customers and their networks in the future. There is no certainty that we make the correct predictions of those needs, have sufficiently focused our expenditure, or are able to adapt our business quickly enough to meet those needs. However, this may not be sufficient to maintain the competitiveness of our key products or enable us to increase our market share in key market segments. Moreover, as discussed above, we will be subject to restrictive covenants and other limitations and are likely to have difficulty obtaining additional sources of financing, which may affect our ability to increase spending or otherwise develop our technologies effectively.

        A number of our competitors have a lower cost basis and greater financial and technological resources than we do and, therefore, are in a better position to invest in developing and acquiring proprietary technology, to expand into new business segments and geographies and to increase their market shares. Some of our larger competitors have greater geographic reach and presence in certain regions of the world, which enables them to service more effectively those geographies, and win more business there than we can.

        We continue to seek partnering opportunities that will enable us to take advantage of low cost research and development markets. If we are unable to identify these opportunities and engineer cost reductions into our research and development processes on a timely basis, we may not be able to develop new products and services at the same rate, maintain compatibility of our products with competitors' products or keep up with technology market trends. If our products and services are not competitive, it is likely that we will lose customers and business, our revenues will decline and our business will be materially adversely affected.

Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in communications networks. If that occurs, our reputation may be harmed.

        Our products are highly complex and some of them can only be fully tested when deployed in communications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end-users and other losses to us, our customers and end-users.

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

        The overall headcount of our businesses has been reduced to approximately 12,425 at March 31, 2004 from 30,300 at March 31, 2002, including the impact of the sale of NAA. This reduction has been due to the implementation of cost-reduction plans and disposals of assets and businesses. Included in the number of employees that have left us are managers with many years of experience in the management and operations of our business as well as highly skilled technology workers and other employees with years of operational experience in our business. Other than those already identified, no further significant workforce reductions are currently planned. Were additional workforce reductions required, any such reductions might include key employees with valuable skills and knowledge whose departure would adversely affect our ability to continue to develop new, and enhance existing, products.

        At the same time, the uncertainties created by previous headcount reductions and our prospects generally may cause key employees to leave and otherwise increase employee and management turnover, which may contribute to and result in inefficiencies in running our business.

        These same uncertainties may make it difficult to attract and retain additional highly skilled individuals. The combined risk of losing key employees and not being able to attract additional highly skilled individuals may make it difficult to achieve and maintain the right skill mix in our business. The loss of additional key managers and highly skilled technology workers may result in our inability to develop new products on a timely basis, improve current technologies or operate our business efficiently.

        Stock options under our stock option plans began to become exercisable in May 2004. There is a risk that some senior employees may leave following the exercise of some or all of their options. The vesting of options is subject to the achievement of performance criteria (some of which have been achieved already) and time restrictions that provide for the vesting of those options between May 2004 and August 2008.

We rely on the continued performance of third parties in relation to some of our outsourcing arrangements.

        We rely on outsourcing arrangements for information technology and the manufacture of some products and components and are considering further potential outsourcing opportunities in our supply chain and logistics organization. If the third parties on whom we rely or will rely in relation to these outsourcing arrangements do not fulfil their obligations under such contracts, or seek to terminate or change the terms of their contracts due to perceived uncertainty with respect to our ongoing ability to perform under such contracts, or if we do not otherwise properly manage these relationships, such supplies or services could be severely disrupted or reduced. A significant increase in the price of key supplies or services or constraints on suppliers' capacities, particularly during periods of significant demand, in the absence of an alternative supplier, would adversely affect our business. Moreover, outsourcing initiatives ultimately may not yield the benefits we expect, and may raise product costs and delay product production and service delivery.

Measures to reduce operating costs could adversely affect relations with our employees, our suppliers and/or our partners, which could disrupt our business.

        In order to further reduce operating costs, we continue to rationalize some of our activities and seek further outsourcing opportunities. We are also seeking to renegotiate some existing contracts with suppliers and partners in order to obtain more favorable terms. The implementation of these plans may increase demands on, and/or negatively impact relations with, our employees, suppliers, customers and partners. That negative impact may result in a decline in employee morale, labor disruptions, strikes and/or labor-related lawsuits against us, our suppliers or partners. Any of these results could diminish the efficient operation of our business, disrupt services at our facilities, our suppliers or partners and inhibit the realization of the operating cost reductions that are fundamental to our financial objectives, which would have a material adverse effect on our business, financial condition and results of operations.

        In Europe, particularly, employees are protected by laws giving them, through local and central work councils, rights of consultation with respect to specific matters regarding their employers' business and operations, including the downsizing or closure of facilities and employee terminations. These laws, and collective bargaining agreements to which we, our suppliers or partners may be subject, could impair our flexibility as we continue to pursue reductions in operating expenses.

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

        If the U.K. plan is wound up, it is unlikely that it will have sufficient assets to discharge in full all liabilities, calculated on a winding-up rather than an on-going basis. No plans have been made to wind up the U.K. plan but should such a decision be made, we would be required to make good any statutory debt. If a statutory debt were to arise, the size of the debt could have a materially detrimental effect on our resources. The significance of the potential detrimental effect should be seen against our estimate that, as at March 31, 2004, the value of the U.K. plan's assets was £2.3 billion and the value of its liabilities was £2.4 billion. There is no guarantee that the value of the U.K. plan's assets will not deteriorate nor that legislation will not be introduced to oblige employers to make further contributions to pension plans which are not fully funded on a specified basis which is stricter than that required by current legislation. Following a Green Paper published on December 17, 2002, the U.K. Government has announced that it will be replacing the statutory minimum funding requirement with a scheme-specific minimum funding level, which could be higher. The details of the requirements for scheme- specific funding levels have not yet been released.

        In the United States, Marconi Corporation plc was required in March 2003 to enter into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), an entity created under U.S. law that insures to an extent benefits under U.S. defined benefit plans ("PBGC Agreement"). This agreement was entered into by reason of our Financial Restructuring of May 19, 2003. Under this agreement Marconi is required to cause U.S.$2.25 million to be contributed at the end of each calendar quarter to two of the U.S. defined benefit plans maintained by Marconi affiliates in the United States. Marconi is also required to cause the annual normal cost associated with the continuation of benefits to be contributed to the plans. For the calendar year 2003 these additional normal costs and other amounts required to be contributed by virtue of the agreement with the PBGC (other than amounts required to be contributed by reason of the sale of a business unit) were U.S.$12 million to the U.S. Marconi defined benefit plans. Based on estimates determined as of March 31, 2004 in relation to the

U.S plans affected by the PBGC agreement, one of the plans was underfunded by U.S.$16.6 million and one by U.S.$7.9 million on a FAS 87 basis. Further the U.S. Congress is considering amending U.S. law governing defined benefit plan contribution obligations to increase plan sponsor funding obligations commencing at some point in the future. The various funding obligations referred to above will continue with respect to a plan until the earlier of (1) the date all the liabilities of the plans is assumed by another entity, or (2) the date, not less than five years after March 2003, on which Marconi's debt rating is rated BBB by Standard and Poor's and Baa2 by Moody's or (3) the date, not less than five years after March 2003, on which the plan is funded on a termination basis for a period of two plan years. These contribution obligations and the underfunding of the U.S. defined benefit plans may have an adverse affect on our business, results of operations and financial condition.

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

If we fail to protect our intellectual property rights, our business and prospects may be harmed.

        Intellectual properties, such as patents, are vital to our business, and developing new products and technology that are unique to us is critical to our success. We have numerous patents and numerous pending patents, but we cannot predict whether any patents, issued or pending, will provide us with any competitive advantage, or will be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, patent applications that we have currently pending may not be granted. If we do not receive the patents we seek, or if other problems arise with our intellectual property, our competitiveness could significantly be impaired, which would limit our future revenues and harm our prospects.

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

        We are currently a defendant in a number of lawsuits and we are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive and distracting from the conduct of our business and the outcome of litigation is difficult to predict. The adverse resolution of some lawsuits could have a material adverse effect on our business, results of operations and financial condition.

The ringfencing of our U.S. operations will give rise to operational and financial inefficiencies and other costs, which may adversely affect our business and the market price of our ordinary shares.

        Some of our U.S. businesses have been contractually separated or "ringfenced" from the rest of our group in connection with the restructuring. This U.S. ringfencing may have significant implications for us.

        The covenants in the indenture governing our outstanding Senior Notes regulate the type of financial, operational and other dealings that the non-ringfenced entities can have with the ringfenced entities. These covenants also require us to separate the BBRS business and OPP business into separate subsidiaries within the U.S. ringfencing no later than May 19, 2005. Moreover, the non-ringfenced entities are generally prohibited from providing funding for any of the ringfenced entities and, following the separation of the principal remaining businesses within the U.S. ringfencing, the BBRS business and OPP business will generally be prohibited from providing funding to each other. The ringfenced entities have entered into various agreements with the non-ringfenced entities necessary to ensure that those dealings that they are permitted to engage in with each other will be provided in the ordinary course of business on an arm's-length basis or otherwise as permitted by the covenants in those indentures. The arrangements for the provision of such services may lead to higher costs for us as a whole, which may affect our results of operations.

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

        The funding status of some tax-qualified defined benefit plans subject to the regulation of the PBGC in the United States could result in action being taken by the PBGC that might delay or otherwise adversely affect the sale of our U.S. businesses or assets used therein, or the net proceeds realized there from. The likelihood of that type of action will depend in part on the funded status of those plans at the time of any such sale, the creditworthiness of the purchaser following that sale and the extent to which the purchaser assumes pension liabilities in any such sale. Although we have entered into a memorandum of understanding with the PBGC with a view to making an adverse action less likely, under this memorandum of understanding specified conditions must be satisfied in connection with any such sale. To the extent that these matters give rise to any delay or other adverse consequences with respect to the sale of our U.S. businesses, holders of ordinary shares could be adversely affected.

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

It is unlikely that we will be able to pay dividends for the foreseeable future.

        Our ability to pay dividends is currently restricted. If we have distributable reserves and become cash flow positive and profitable and so are in a position to pay dividends, the indenture governing our outstanding Senior Notes significantly restricts our ability to pay dividends. In connection with our Financial Restructuring and associated capital reduction we were required to create a special reserve that also restricts our ability to pay dividends. In addition, Marconi Corporation plc is a holding company and is wholly dependent on receiving funds from its subsidiaries to pay dividends. Some institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the ordinary shares. This may reduce the demand for the ordinary shares until we are able to pay dividends in respect of the ordinary shares, which may in turn adversely affect the price of the ordinary shares in the market.

We have significant debt outstanding and significant debt service requirements, which make us more vulnerable to economic downturns and reduces our flexibility.

        We have significant debt outstanding. As at March 31, 2004, our total long-term debt, net of debt discount of approximately £15 million, was approximately £264 million. This is likely to limit our ability to obtain additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts and acquisitions of new assets in excess of those in our current business plan. In addition, we will be required to devote a proportion of our cash flow from operations to the payment of interest on our debt obligations, thereby reducing the funds available for other purposes. Our level of debt and the fixed nature of a portion of our debt service costs will make us more vulnerable to economic downturns, reduce our flexibility to respond to changing business and economic conditions and limit our ability to pursue business opportunities, to finance our future operations or business needs and to implement our business strategies.

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

        Our ability to satisfy our affirmative financial covenants will be affected by changes affecting our business, results of operations and financial condition and, is therefore, subject to the other risks described in this annual report. A failure to comply with the restrictive covenants or the affirmative financial covenants would, if not cured or waived, constitute an event of default under some of our debt obligations. The occurrence of an event of default in respect of any of these debt obligations may permit acceleration of all amounts borrowed there under. This acceleration in turn could constitute a cross-default under other borrowing arrangements to which we or our subsidiaries are party. In such circumstances, there can be no assurance that we would have sufficient resources to repay the full principal amount of our debt obligations. If this were to occur, our shareholders might then receive no return on their investment. Moreover, a failure to comply with restrictive covenants constituting an event of default under one of our credit facilities would permit the lenders under that facility to terminate their commitments to make further extensions of credit there under. This would likely have a material adverse effect on our business, results of operations and financial condition.

We may be unable to repay our outstanding Notes at maturity.

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

Our outstanding Notes are subject to a redemption obligation at a premium upon a change of control, which may discourage potential bidders.

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

        In the case of, amongst other things, an increase of our share capital, existing shareholders are entitled to pre-emptive rights pursuant to the U.K. Companies Act 1985 and our articles of association, unless waived by a resolution of the shareholders at a general meeting or in the circumstances stated in our articles of association. Even where pre-emptive rights apply, holders of the ordinary shares in the United States, South Africa, Australia, Canada and other jurisdictions outside the United Kingdom may in practice not be able to exercise pre-emptive rights in respect of their ordinary shares unless we decide to comply with applicable local laws and regulations and, in the case of holders of the ordinary shares in the United States, a registration statement under the U.S. Securities Act of 1933 is effective with respect to such rights, or an exemption from the registration requirements there under is available. We intend to evaluate at the time of any pre-emptive rights offering the costs and potential liabilities associated with any registration statement and compliance with other applicable local laws and regulations, as well as the indirect benefits to us of thereby enabling or facilitating the exercise by holders of the ordinary shares in the United States and such other jurisdictions of their pre-emptive rights for new securities in respect of their ordinary shares. In addition, we will consider any other factors we consider appropriate at the time, and then make a decision as to how to proceed and whether to file a registration statement or comply with those other applicable local laws and regulations. We cannot assure you that any registration statement with respect to the securities offered under a pre-emptive issue would be filed or any of those other local laws and regulations would be complied with to enable the exercise of that holder's pre-emptive rights.

        Ordinary shares over which options have lapsed or have been surrendered will be available, within the overall limit referred to above, to form the subject of further option grants to new participants in the management plan but not to existing participants unless the participant has been promoted or his/ her role and/ or responsibility has significantly expanded and the remuneration committee determines that such a grant is merited.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

        The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results, could differ materially due to a number of factors, as set forth in the Risk Factors section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial instruments

        The Group's treasury activities are coordinated by our treasury function, which operates in accordance with policies and procedures approved by Marconi Corporation's Board of Directors. It does not operate as a profit center. Treasury advises operational management on treasury matters and undertakes all derivative transactions. All treasury related transactions undertaken by our operating businesses are required to be in accordance with guidelines laid down by our central treasury function and to comply with our risk management policies.

        At March 31, 2004, 95% of our borrowings were at fixed rates of interest. Consequently, our exposure to interest rates will be limited to changes in the interest rates earned on our short-term bank deposits. Under the terms of our Senior Notes, no hedging of this risk is permitted. We are principally exposed to changes in short-term interest rates in pounds sterling, euros and U.S. dollars. A one percentage point increase in market interest rates would have increased interest income by £7 million (£8 million in fiscal 2003) and had an immaterial impact on interest expense (£22 million increase in fiscal 2003) which, combined, would have reduced loss from continuing operations before income taxes in fiscal 2003 by approximately £7 million (£14 million increase in loss in fiscal 2003).

Foreign exchange risk

        We are a global communications company, and as such we conduct a significant portion of our business activities outside the United Kingdom in currencies other than sterling. Our principal exchange rate exposures relate to U.S. dollar/pounds sterling and euro/pounds sterling exchange rates for both transactional and translation related exposures.

        We also have overseas subsidiaries that earn profits and whose net assets are denominated in foreign currencies. It is our policy not to use derivatives to hedge exposures arising from the translation of these overseas profits and net assets into pounds sterling.

        Following our Financial Restructuring, the majority of our debt (£265 million or 87% as at 31 March 2004) is denominated in U.S. dollars. It is our policy to take this U.S. dollar exposure into account when determining the appropriate currency mix of the Group's cash balances. At March 31, 2004, the Group's cash and liquid resources totaled £519 million (March 31, 2003 £1,156 million), of which £111 million (March 31, 2003 £515 million) was denominated in sterling, £262 million (March 31, 2003 £282 million) in U.S. dollars, £110 million (March 31, 2003 £310 million) in Euro and the balance of £36 million (March 31, 2003 £53 million) in other currencies.

        If the pound sterling had strengthened such that the average exchange rates used in the translation of our overseas earnings changed by 10%, our reported income from continuing operations would have been increased by 0.1%, in fiscal 2004 (loss reduced by 1.9% for fiscal 2003).

Item 8:    Financial Statements and Supplementary Data

        See Index to consolidated financial statements on page F-1.

        All financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

        The information below has been derived from our unaudited consolidated financial statements. In the opinion of our management, our unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements, which appear elsewhere in this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments that we consider necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results of the operations for any future period. Prior period amounts have been adjusted for the effects of discontinued operations and therefore differ from those previously reported.

Quarter Ended	March 31, 2004	December 31, 2004	September 30, 2003(1)	June 30, 2003(1)
	(in £ millions, except share data)
Statement of Operations Data:
Revenues:
Network Equipment	239	233	221	204
Network Services	139	141	138	138

Total	378	374	359	342

Gross margin	119	104	93	80

Net income/(loss)	70	(117)	29	2,783

Earnings/(loss) per share—basic:
Net income/(loss)(2)	0.35	(0.59)	0.15	7.01

Earnings/(loss) per share—diluted:
Net income/(loss)(2)	0.34	(0.58)	0.14	7.01

Quarter Ended	March 31, 2003(1)	December 31, 2003(1)	September 30, 2002(1)	June 30, 2002(1)
	(in £ millions, except share data)
Statement of Operations Data:
Revenues:
Network Equipment	246	238	261	291
Network Services	156	195	198	194
Other	—	—	—	22

Total	402	433	459	507

Gross margin	111	103	66	82

Net loss	(176)	(167)	(503)	(321)

Loss per share—basic:
Net loss	(0.31)	(0.29)	(0.88)	(0.56)

Loss per share—diluted:
Net loss	(0.31)	(0.29)	(0.88)	(0.56)

(1)
In the above tables, NAA has been treated as a discontinued operation for all periods presented. In the 10-Q filings for the Quarters ended June 30, 2003, and September 30, 2003, NAA was not previously treated as discontinued, as the formal plan for disposal was only established in December 2003.

(2)
Shares used in the calculation of basic and diluted earnings per share are after the one-for-five share consolidation that occurred in September 2003.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

        We periodically consider the design, operation and effectiveness of our disclosure controls and procedures and our internal controls and procedures over financial and other reporting as well as other operational practices and procedures. In connection therewith, we make modifications to improve the operation and effectiveness of our disclosure and internal control structure and procedures and/or take other responsive actions if our reviews, or the operation of existing controls and procedures, identify a need for such modifications and actions. Although we have recently noted an issue implicating internal controls and deficiencies in certain operational practices at one of our smaller subsidiaries and have taken action and are in the process of taking further action that we believe will enhance our controls and procedures in this subsidiary, we do not currently believe that such issues, deficiencies or actions have had, or will have, a material impact on our results of operations or financial condition. As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we necessarily recognise that any controls and procedures can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, which will be used as input for consideration of further improvement actions, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. No changes occurred during the quarter ended March 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10:    Directors and Executive Officers

        The current members of our board of directors and executive officers are:

Name	Age	Title
Chairman:
John Francis Devaney	57	Chairman
Executive Directors:
Paviter Singh Binning	44	Chief Financial Officer ("CFO")
Michael John Donovan	51	Chief Operating Officer ("COO")
Michael William John Parton	49	Chief Executive Officer ("CEO")
Non-executive Directors:
Michael Kent Atkinson	59	Non-Executive Director
Kathleen Ruth Flaherty	53	Non-Executive Director
Peter Charles Fletcher Hickson	59	Non-Executive Director
Werner Karl Koepf	62	Non-Executive Director
Douglas Francis McWilliams	52	Non-Executive Director
Executive Officers:
David Clive Beck	41	Director of Communications
Patricia Dooley	33	EVP Product Engineering
Geoffrey William Doy	55	Chief Executive Officer, Sales and Marketing
Christopher Charles Holden	55	Group Financial Controller
Damian Hugh Reid	41	Chief Strategy Officer
Mary Angela Skelly	43	Company Secretary and Head of Legal
Neil David Sutcliffe	42	Chief Human Resources Officer

        The business address of John Devaney, Paviter Binning, Michael Donovan, Michael Parton, Kent Atkinson and Peter Hickson is 34 Grosvenor Square, London W1K 2HD, U.K. The business address of Werner Koepf is Cuvilliestrasse 10, D-81679 München, Germany. The business address of Kathleen Flaherty is AT&T, One AT&T Way, Bedminster, New Jersey 07921, U.S.A. The business address of Douglas McWilliams is Unit 1, 4 Bath Street, London, EC1V 9DX, U.K.

Chairman

        John Francis Devaney was appointed chairman of our board of directors in December 2002. He is also chairman of our nomination committee. Mr Devaney is founder and chairman of BizzEnergy Group Limited and chairman of Ergo Finance LLP. He was a director of EA Technology Limited until May 2003 and chairman of Liberata plc until November 2002. He stepped down in September 2002 as chairman of EXEL plc and was a non-executive director of HSBC Bank plc from 1994 to 2000 and British Steel (now known as Corus U.K. Limited) from 1998 to 1999. He was executive chairman of Eastern Electricity Limited, now known as Eastern Energy Management Limited, until 1998 and prior to that executive chairman of Kelsey-Hayes Corporation and is currently a director of Baltic Media Group Limited (in liquidation), Genient Limited, Mainpower plc and Three Gates Limited (in liquidation).

Executive Directors

        Paviter Singh Binning was appointed to our board of directors in October 2003. He previously held a number of senior corporate and operational finance roles at Diageo Plc from 1986, most recently as corporate finance director, and previously as group financial controller, CFO Europe and CFO Americas. Prior to joining Diageo, Mr Binning worked for Solex Plc and Electrolux Ltd.

        Michael John Donovan was appointed to our board of directors in November 2001. Mr. Donovan became Chief Executive Officer of GEC's industrial electronics group in 1998, subsequently Chief Executive of Marconi Systems and Marconi Capital, and in September 2001 was appointed Chief Operating Officer of the Marconi Group. He previously held a number of executive management positions in British Aerospace plc (now known as BAE Systems plc), between 1994 and 1998, Vickers plc, between 1991 and 1994, and the Rover Group, between 1976 and 1991. Mr Donovan is based in the U.S.

        Michael William John Parton was appointed to our board of directors in November 2001. Mr. Parton was appointed chief executive officer of our Group in September 2001. He joined GEC in 1991 as Finance Director of GPT, GEC's telecommunications joint venture with Siemens, and was appointed Managing Director of GPT's public networks group in 1995, Managing Director of GEC's industrial group in 1997 and Chief Executive Officer of Marconi Communications in July 1998. Previously he held a number of finance appointments in STC Telecommunications Limited, between 1986 and 1991, GEC-Marconi Limited, between 1980 and 1986, and ICL plc, between 1977 and 1980.

Non-executive Directors

        Michael Kent Atkinson was appointed a non-executive director in December 2002. He is also chairman of our audit committee and was designated Senior Independent Director in March 2004. He is also the senior non-executive director of Coca-Cola HBC S.A. (Athens) and chairman of its audit committee. In addition, he is the senior non-executive director of Cookson Group plc and chairman of its audit committee. Previously, he served as group finance director at Lloyds TSB Group plc between 1994 and 2002 and remained on that board as a non-executive director until April 2003. Mr. Atkinson spent his early career in Latin America and the Middle East and held various senior management roles internationally and in the United Kingdom for 24 years before becoming Lloyds TSB Group plc's finance director.

        Kathleen Ruth Flaherty was appointed a non-executive director in May 2003. Ms Flaherty is currently Chief Marketing Officer at AT&T and a director of GenTek, Inc. She is a U.S. based global telecommunications executive with over twenty years' experience in the communications industry. She spent seventeen years with MCI Communications Corporation, latterly as senior vice president, global product architecture and engineering. Previously, between 1995 and 1997, she spent two years on secondment from MCI to BT, during which time she was BT's marketing director for National Business Communications. Between 1998 and 2001, she was in Brussels and New York as president and chief operating officer of Winstar International, a fixed wireless communications company.

        Peter Charles Fletcher Hickson was appointed a non-executive director in May 2004. He is also Chairman of the remuneration committee. Mr Hickson has been Chairman of AWG plc since January 2003 having been a non-executive director of AWG Plc since May 2002. He was Group finance director of Powergen plc from 1996 to 2002 and of MAI plc from 1991 to 1996. He was a non-executive director of RAC plc from 1994 to 2002.

        Werner Karl Koepf was appointed a non-executive director in December 2002. Mr Koepf is a director of PXP Software AG (formerly Pixel Park CEE Holdings AG), Aldata Solutions Oyj and Gemplus International SA as well as an adviser to venture capital company Techno Venture Management GmbH. Previously he was chief executive officer of Compaq Computer Corporation for the EMEA region until 2002. Prior to joining Compaq he held a range of senior management positions with some of the world's leading technology companies, including Texas Instruments, Siemens and European Silicon Structures S.A.

        Douglas Francis McWilliams was appointed a non-executive director in September 2003. He is founder and chief executive of the Centre for Economics and Business Research (cebr). Cebr is an independent consultancy providing analysis, forecasting and strategic advice to major U.K. and multi-national corporations, financial institutions, government departments and agencies and the European Commission. Prior to founding cebr in 1993, he spent four years as chief economic adviser to the Confederation of British Industry (CBI). He is a former chief economist with IBM United Kingdom Ltd, is an economic advisor to the Chartered Institute of Marketing and also a director of London Greenways Ltd.

Executive Officers

        David Clive Beck was appointed our director of communications in February 2002 having previously been managing director of Bell Pottinger Financial, part of the Chime Communications Group, where he held a number of positions over 15 years.

        Patricia Dooley was appointed as EVP product engineering for our European portfolio in October 2002 with responsibility for product line management, technical product strategy and product development. The portfolio covers Optical Networks, ETSI Access, Fixed Wireless and Voice Switching products. She joined our Group in 1987 as an engineering apprentice and has held a number of management and senior management positions in our group. Ms. Dooley holds an Ordinary National Diploma and Higher National Diploma in telecommunications and electrical engineering and post-graduate certificate in software engineering.

        Geoffrey William Doy was appointed our chief executive officer, sales and marketing in September 2001. He was appointed chief executive officer of Marconi Wireless in April 2001. He held a number of positions in the IT and communications industries with Software Sciences Limited from 1983 to 1988, Artemis International from 1988 to 1993 and Gemini Consulting Inc. from 1995 to 1998 before joining Metapath Software International Inc. in August 1998.

        Christopher Charles Holden joined our Group in August 2002 as interim group financial controller, stepping into the interim chief financial officer position in November 2002 and subsequently, in October 2003, was appointed to the permanent position of Group financial controller. He was previously a partner with Arthur Andersen's auditing practice from 1983, having joined the firm in 1971. He is a Fellow of the Institute of Chartered Accountants of England and Wales.

        Damian Hugh Reid was appointed our chief strategy officer in September 2001 having previously served as senior vice president, corporate finance. He joined our Group in 1998. Mr. Reid is a non-executive director of Atlantic Telecom Group plc, currently in liquidation.

        Mary Angela Skelly was appointed company secretary in July 2002 and subsequently took on the additional role of head of legal. She was formerly a director and group company secretary of The Albert Fisher Group plc, currently in administrative receivership.

        Neil David Sutcliffe was appointed our chief human resources officer in March 2002, in addition to his appointment in September 2001 as chief executive officer of Marconi Capital. He was previously chief executive officer of Marconi Services and has held a number of senior appointments within our Group, in Marconi Communications and GPT Limited. Prior to his joining our Group in 1992, he was a manufacturing consultant at Coopers and Lybrand from 1988 to 1992 and a systems engineer with British Aerospace plc, now known as BAE SYSTEMS plc, from 1984 to 1988.

Board and Management Changes

        On September 8, 2003, Mr. Douglas Francis McWilliams was appointed a non-executive director.

        In October 2003 Mr. Paviter Singh Binning joined us as Chief Financial Officer. At the same time, Mr. Christopher Charles Holden stepped down as Interim Chief Financial Officer and board member and took up the position of Group financial controller on a permanent basis.

        On January 27, 2004, Mr. Ian McMaster Clubb resigned as our director.

        On May 6, 2004, Mr. Peter Charles Fletcher Hickson was appointed a non-executive director.

Board Practices

General

        Our board comprises a chairman, three executive directors, including the chief executive officer, and five non-executive directors. We regard all non-executive directors as independent and free from any business or other relationship, which could materially interfere with the exercise of their independent judgment. Kent Atkinson has been designated as our senior independent director.

        The board meets at least ten times a year and holds additional meetings when circumstances require. All directors have access to such information as they may require to enable them to consider matters to be decided by the board and its committees. Directors also receive appropriate training on appointment and then as necessary. On appointment, directors attend an induction program which aims to provide an understanding of our group, our strategy, structure, geographical spread of operations, financial position, the industries in which we operate, its products and technologies, people and, where appropriate, legal responsibilities of directors. The directors have access to the advice and services of the company secretary and there is an approved procedure by which all directors can obtain independent professional advice in furtherance of their duties. The board reviews this procedure periodically.

        The board has delegated certain powers and duties to committees constituted by it, and receives regular reports of their proceedings. Our company secretary acts as secretary to all board committees. The board committees include an audit committee, a nomination committee, a remuneration committee, an operations committee and an executive committee. The audit and remuneration committees are comprised only of non-executive directors and the quorum for meetings is two members. The nomination committee is comprised of the chairman and each of the non-executive directors and the quorum for meetings is two members. The operations committee is comprised of executive and non-executive directors and the quorum for meetings is two members. The executive committee is comprised of executive directors as well as certain other executive officers. The quorum for meetings is three members, at least two of which must be executive directors.

        The audit committee comprises a chairman and at least two other members appointed by the board all of whom must be non-executive directors. Kent Atkinson chairs the committee with the other members being Peter Hickson, Werner Koepf and Douglas McWilliams. The audit committee meets formally at least four times a year. The committee's principal activities relate to (1) the engagement of external auditors and the monitoring of their effectiveness and independence, (2) considering the effectiveness of the internal audit function, (3) reviewing our accounting and financial reporting procedures and systems of internal control, and (4) reviewing formal announcements relating to our financial performance, including U.K. and U.S. quarterly and annual results announcements and annual financial statements. Our internal and external auditors attend committee meetings by invitation and have the opportunity to raise matters or concerns in the absence of executive directors.

        To fulfil its responsibility for ensuring auditor objectivity and independence, the committee receives regular reports from our external auditors in relation to any non-audit services provided, proposed or contemplated and is required to pre-approve the provision of such services and take whatever actions or make whatever recommendations it feels are appropriate to maintain the objectivity and independence of the external auditors. The committee is also responsible for the arrangements in relation to our Financial Code of Ethics and our "Speak up" policy, which provides a facility for employees to raise concerns, in confidence, about possible accounting irregularities, failures of internal controls or other similar matters. The code and policy are published on our website.

        The remuneration committee comprises a chairman and at least two other members all of whom must be independent non-executive directors. Peter Hickson chairs the committee with the other members being Kent Atkinson, Kathleen Flaherty and Werner Koepf. The remuneration committee meets formally at least twice a year. The remuneration committee makes recommendations to our board on the broad policy to be adopted for executive remuneration, including the remuneration of executive directors and the chairman. It determines the total individual remuneration package for individual executive directors and certain other senior executives including, where appropriate, bonuses, pensions and incentive scheme entitlements and the terms of individual executive directors' service agreements.

        The nomination committee meets as and when required to do so. It reviews the board structure, considers candidates for appointment as directors and makes appropriate recommendations to the board. The nomination committee comprises the chairman and each of our non-executive directors. John Devaney chairs our nomination committee with the other members being Kent Atkinson, Kathleen Flaherty, Peter Hickson, Werner Koepf and Douglas McWilliams. The nomination committee recommends the appointment of directors to the board who, in accordance with the provisions of our articles of association, appoint directors, subject to re-appointment at the next annual general meeting. Directors may also be appointed by ordinary resolution. At every annual general meeting of shareholders, any directors who have held office for more than three years since they were appointed, or last re-appointed at a general meeting, are required to retire from office, although a director who is willing may be re-appointed as a director. Directors are required to retire from office at the annual general meeting after which he or she reaches 70 years of age, although such a director may be re-appointed on an annual basis after reaching 70 years of age. Directors may be removed or suspended from office at any time by an ordinary resolution. A director must resign from office if he or she ceases to be a director by virtue of the U.K. Companies Act 1985, is prohibited by U.K. law from being a director, becomes bankrupt, suffers from a mental disorder, is absent from board meetings for more than six consecutive months without permission from the board or is requested to resign in writing by not less than three-quarters of the other directors.

        The directors will at all times strive to ensure that we maintain a majority of independent, non-executive directors on our board, within three months of ceasing to have such a majority by appointing additional independent non-executive directors or reducing the size of our board.

        The executive committee normally meets monthly. Our Chief Executive Officer, Michael Parton, chairs the executive committee. Its other members are Paviter Binning, Michael Donovan, Patricia Dooley, Christopher Holden, David Beck, Geoffrey Doy, Mary Skelly, Damian Reid and Neil Sutcliffe. Our Chief Executive Officer recommends executive directors and senior executives for board approval to man our executive committee. The executive committee approves our business plan, budget and strategies in areas including technology, people, information technology and corporate communications prior to submission to the board for approval. It also approves day-to-day matters of a routine nature.

        The executive committee also acts as our disclosure committee, taking responsibility for ensuring accurate and complete disclosure of our information that requires public disclosure and that we have a robust disclosure process in place.

        The business risk sub-committee of the executive committee comprises the members of the executive committee and meets at least two times a year. It establishes and monitors risk management goals and objectives, embeds a risk monitoring and assessment process throughout our business and regularly reports on the same to the board.

Financial Expert

        We consider Michael Kent Atkinson to be the financial expert serving on our audit committee as defined by Regulation S-K Item 401(h). Mr. Atkinson is an independent non-executive director.

Code of Ethics

        We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, group financial controller and all persons performing a similar function. This code of ethics is also applicable to all employees and is available on our website at www.marconi.com.

Directors' statement on internal control

        The directors have overall responsibility for Marconi's system of internal control and for reviewing its effectiveness. Any system of internal control can only manage and not eliminate the risk of failing to achieve business objectives and can only provide reasonable and not absolute assurance against material misstatement or loss.

Business planning and financial reporting

        We have established a framework for managing risk within our business. This incorporates an ongoing process, monitored by the Board, for identifying, evaluating and managing the significant strategic, operational, commercial and financial risks we face.

        Terms of reference clearly define the responsibilities of the Board, the executive team and the audit committee with respect to this process. In addition, written policies establish levels of delegated authority throughout our businesses. We have followed a formal business risk management process during the year and the audit committee has established a comprehensive internal audit plan.

Corporate process controls

        Following completion of our Financial Restructuring in May 2003, we have been committed to effective management of cash and debt through reductions in working capital, a programme of disposals and improving our profitability through improvements in gross margin and cost reductions. As part of this process, the CFO has established a finance committee, reporting to the Board on management of financial risks and policy. The issues reported upon include, but are not limited to, compliance with debt covenants, funding and capital structure, budgets and cash forecasts and tax and treasury policy. As a result of these discussions, we have approved and adopted a new treasury policy during the year to address our new capital structure.

        In order to comply with requirements of the loan notes issued as part of our Financial Restructuring, we have submitted quarterly reports with the SEC throughout the year. To manage this additional reporting requirement, we have increased the capacity and capability of our central finance function. This has enabled us to establish rigorous disclosure controls over our U.K. and U.S. financial reports.

        The CEO, COO, CFO and senior finance team have adopted a Code of Financial Ethics. In addition, we have adopted a code of conduct for all employees and a "Speak up" policy, which provides a route for employees to raise any concerns over our financial conduct. These documents are available on our website.

        We are committed to further developing this framework in the coming year. In particular, we are currently developing the appropriate documentation and testing to enable the CEO and CFO to certify as to the effectiveness of the design and operation of our internal financial controls as at March 31,

2005 and our external auditors to issue an opinion on the validity of this certification as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Risk management process

        We have implemented a comprehensive system to control the risks facing our business and to ensure adequate stewardship of our assets, reporting of accurate and timely financial information and maintenance of proper accounting records.

        We prepare financial results and key operating statistics in accordance with our group policies and procedures. In addition, we prepare monthly forecasts of results and compare actual results with forecasts and budgets. The Board reviews these forecasts and comparisons each month. Management units prepare these budgets, which are then reviewed by the executive team and approved by the Board.

        Units also prepare comprehensive assessments and evaluations of business risks, which are reviewed by the Executive Team. This enables the Executive Team to assess Management Unit risks and from these to identify potential group risks and to develop action plans to mitigate these risks. We review progress against these plans on a quarterly basis.

        In addition, we have in place corporate reviews and approval procedures to cover investments, disposals, strategy, capital expenditure, contract tenders, research and development investment, litigation, industrial relations, treasury management, insurance, taxation, outsourcing, pensions and environmental issues.

Review of internal controls

        We have clear processes for monitoring internal controls and for reporting any significant control weaknesses and mitigation plans. These processes are co-ordinated by the audit committee, which has met six times during fiscal 2004.

        A key element of this process is the Letters of Assurance provided to the CEO and CFO by management units and the executive team on a quarterly basis. These certify compliance with our internal policies and procedures in respect of balance sheet reviews and revenue recognition, ethics and fraud, loan note covenants, local laws and regulations, delegated authorities, related party transactions, IT policy and effectiveness of internal controls. These certifications are summarized and presented to the Audit Committee on a quarterly basis.

        The executive team and audit committee also review and approve the information disclosed in all quarterly, interim and annual reports filed in the U.K. and U.S.

        Our outsourced internal audit function follows a plan approved by the audit committee and developed from our group risk assessment process. This plan is designed to review internal controls, IT systems and allows for other ad hoc projects. The audit committee and key members of the executive team receive and assess reports highlighting any weaknesses within the system of internal controls and assess recommendations to address these.

        Our external auditors present reports to the audit committee prior to the filing of quarterly reports in the U.K. and U.S., which discuss any internal control or financial reporting matters.

Item 11:    Executive Compensation

Directors' Emoluments

        The names of our current directors appear in the table at the beginning of Item 10. The following pages contain disclosures for our directors' compensation for the relevant periods presented.

					Excluding Pension Contributions		Pension Contributions
									Payments to meet pension contributions on severance
	Salary & Fees	Advance Fees	Other Benefits	Bonus	2004 Total	2003 Total	2004 Total	2003 Total
	(£000's)
JF Devaney	250	—	21	—	271	80	21	1	—
PS Binning	137	—	20	—	157	—	32	—	—
MJ Donovan	378	—	112	—	490	1,323	125	387	—
MWJ Parton	525	—	335	—	860	1,316	514	172	—
MK Atkinson	45	80	2	—	127	21	—	—	—
KR Flaherty	26	26	3	—	55	—	—	—	—
WK Koepf	76	80	4	—	160	29	—	—	—
DF McWilliams	17	17	—	—	34	—	—	—	—
IM Clubb*	28	20	—	—	48	—	—	—	—
CC Holden*	165	—	—	50	215	114	—	—	—

Total	1,647	223	497	50	2,417	2,883	692	560	—

*          No longer a director.

(1)       Other benefits include:

            (1.1)        For PS Binning, MJ Donovan and MWJ Parton, the payment of a non-pensionable earnings supplement in relation to Funded Unapproved Retirement Benefit Schemes ("FURBS");

            (1.2)        For PS Binning, JF Devaney, MJ Donovan and MWJ Parton, a car allowance or cash equivalent of a car under the Group's car scheme; and

            (1.3)        For JF Devaney, MJ Donovan and MWJ Parton, life assurance cover and medical health insurance. Similar cover is to be arranged for PS Binning in fiscal 2005.

(2)       Compensation relating to non-executive directors includes:

            (2.1)        The fees of non-executive directors are determined by the board; the basic fee paid (based upon two days' service per month) during the year was £30,000 per annum with a further £15,000 per annum paid to the chairman of the audit committee and £10,000 to the chairman of the remuneration committee. The non-executive directors may also be paid a fee of £1,500 per day for each additional day devoted to our business over and above the two days per month threshold in respect of Board duties and four days per annum in respect of any chairmanship of Board committees. WK Koepf's remuneration also includes additional sums paid to him in respect of his non-executive chairmanship of two German subsidiary companies of the Company.

            (2.2)        In addition, the non-executive directors are paid fees, which, by agreement with the non-executive directors, are specifically used to purchase our shares. These fees are paid in advance for each of the corresponding years of their appointment as follows:

	Year 1	Year 2	Year 3
MK Atkinson	£100,000	£30,000	£30,000
KR Flaherty	£30,000	£30,000	£30,000
PCF Hickson	£30,000	£30,000	Nil
WK Koepf	£100,000	£30,000	£30,000
DF McWilliams	£30,000	£30,000	£30,000

Advance fees shown in the Directors Compensation table are those applicable, on a pro-rata basis to the year ending March 31, 2004. MK Atkinson and WK Koepf were paid advance fees relating to years 1 and 2 of their appointments during the year.

The non-executive directors must hold the shares purchased in the first year for three years from the date of their appointment and those purchased in the second and third years for one year from the respective purchase dates. Upon termination of an appointment any advance fee is repaid on a pro-rata basis. The Chairman has discretion to waive the holdings periods if he believes there is a valid reason to do so. This arrangement was applied to IM Clubb upon his resignation; and

            (2.3)        Non-executive directors do not have service contracts and do not participate in any of the incentive arrangements open to executive directors or the Group's pension scheme.

(3)       All directors are reimbursed all necessary and reasonable expenses incurred in the performance of their duties.

(4)       Pension contributions include contributions by us to all pension schemes.

        The following table shows emoluments paid or payable to all directors and executive officers of Marconi Corporation plc as a group for the period to March 31, 2004.

	Excluding Pension Contributions					Pension Contributions		Gains made on exercise of Share options
										Total
	Salary and Fees	Other Benefits
			Bonus	2004	2003	2004	2003	2004	2003	2004	2003
	(£000's)*
Total for all directors and executive officers*	3,304	977	284	4,565	7,486	962	876	—	—	5,527	8,362

*
Includes the remuneration of Mr. Clubb who resigned in January 2004.

        The emoluments for all our directors and executive officers are in respect of full years or, where appropriate, from their dates of appointment.

Retirement benefits

        All of our executive directors are members of our group pension scheme, The G.E.C. 1972 Plan ("the U.K. plan"). Members contribute at the rate of 3.0% of pensionable earnings subject to limits imposed by the U.K. Inland Revenue. Contributions made by us during fiscal 2004 amounted to 8.2% of pensionable earnings similarly restricted and 11.7% in fiscal 2003. For executive directors, basic salary is the only element of remuneration that is pensionable.

        The pension benefits earned by our directors under the U.K. plan are:

Name of Director	Length of pensionable service	Increase in accrued pension during the year	Cost of pension benefits accrued during the year net of member's contributions	Accumulated total accrued pension at March 31, 2004
	(years)	(£000's)
PS Binning*	0.5	1	1	1
JF Devaney**	0.9	2	18	2
MJ Donovan	5	2	5	9
MWJ Parton	13	2	4	29

*
For PS Binning the amounts relate to service from October 22, 2003, the date on which Mr. Binning joined the U.K. Plan.

**
For JF Devaney the amounts relate to service from May 19, 2003, the date on which Mr. Devaney joined the U.K. Plan.

        The pension entitlement shown above is that which would be paid annually at normal retirement age based on service to March 31, 2004. The increase in accrued pension during the period to March 31 2004 excludes any increase for inflation. The cost of pension benefits accrued during the period to March 31 2004 net of member's contributions is a measure of the capital cost of providing future pension payments and accordingly is a liability of pension arrangements and not a sum paid or due to executive directors.

        Members of the U.K. plan have the option to make contributions to the selected benefits scheme, an additional voluntary contribution scheme. Neither the contributions to, nor the resulting benefits from, the selected benefits scheme are included in the above table.

        FURBS, have been established for three of our current directors—PS Binning, MJ Donovan and MWJ Parton. In the case of MWJ Parton, gross contributions to the FURBS are paid at the rate of 35% of basic salary, with 21%, being paid into the FURBS and the remaining 14% direct to MWJ Parton. The accumulated balance in the FURBS, including investment returns, is payable to MWJ Parton on retirement. MJ Donovan's FURBS is funded on a defined benefit basis, with projected benefits, including under other plans, of two-thirds of his final pensionable salary. The pension will be made up from MJ Donovan's benefits under the U.K. plan, the FURBS, two BAE pension plans and any other retained benefits he may have. The current contribution rate is 39% of his base salary, although while MJ Donovan is posted to the United States, the rate is 46%, owing to local tax legislation. FURBS contributions for MJ Donovan are paid into the FURBS and to MJ Donovan himself in the ratio of 60:40, or as necessary under U.S. tax law. This is because the contributions are taxable benefits, so the payment to MJ Donovan is to offset the higher income tax charge for which he is liable. In the case of PS Binning, gross contributions to the FURBS are paid at the rate of 25% of basic salary, with 15% being paid into the FURBS and the remaining 10% direct to PS Binning. The accumulated balance in the FURBS, including investment returns, is payable to PS Binning on retirement. For these three directors, the FURBS agreements oblige us to fund an unapproved life assurance scheme, which is to provide a lump sum on death in service of four times basic salary and a widow's pension of four-ninths of final pensionable salary. The normal retirement age is 62 for these three executive directors. If MJ Donovan retires on or after his fifty-fifth birthday, there will be no actuarial reduction in the value of his benefits. In the event of cessation of employment before normal retirement age, or at retirement age, each of the directors is entitled to the amount held in the FURBS established for him. In the case of JF Devaney, his normal retirement age is 65 and we fund an unapproved life assurance scheme, which is to provide a lump sum on death in service of four times basic salary.

        The pension benefits earned by the directors of Marconi Corporation plc under the FURBS arrangements for the period to March 31, 2004 are as follows:

	Length of pensionable service	Increase in gross unapproved accrued pension during the year	Net cost of unapproved pension benefits accrued during the year	Accumulated total gross unapproved accrued pension at March 31, 2004
	(years)	(£000's)
MJ Donovan	5	11	66	85

        The pension entitlement shown above is that which would be paid annually at retirement based on service to March 31, 2004. The increase in accrued pension during the year excludes any increase for inflation. Mr. Parton and Mr. Binning have defined contribution FURBS arrangements. During the year we paid the following contributions to the trustee of the FURBS in respect of each of the executive directors: PS Binning £20,481 (£nil in 2003) MJ Donovan £87,648 (£334,778 in 2003); MWJ Parton £463,250 (£110,250 in 2003). Periodically the actuary reviews the contribution rates.

Directors' and Other Interests in our Company

Directors' options for the year ended March 31, 2004

        Options over our ordinary shares were granted in the year to the following directors under The Marconi Corporation plc Senior Management Share Option Plan described herein, such options being exercisable at the price and between the dates shown below:

Name of Director	Number of Marconi Corporation Shares under option	Total exercise price (per exercise)	Exercise period
Michael William John Parton	3,500,000	£1	May 2004–May 2013
Michael John Donovan	2,000,000	£nil	May 2004–May 2013
Paviter Singh Binning	1,000,000	£1	Oct 2004–Oct 2013
John Francis Devaney	600,000	£1	May 2004–May 2013

        With the exception of MJ Donovan holders are required to pay £1 per exercise of an option or part thereof.

        No director has or has had any interest in any transactions which are or were unusual in their nature or conditions or are or were significant to our business and which were effected by us during the current or immediately preceding financial year or during an earlier financial year and which remain in any respect outstanding or unperformed.

Directors' Service Agreements and Emoluments

        The chairman and the executive directors have service agreements with us that were effective on or after May 19, 2003 as follows:

        John Francis Devaney, as chairman, has a service agreement with us dated March 14, 2003 and to which M (2003) plc is also a party to take the benefits of Mr. Devaney's covenants. The agreement is effective on and from December 16, 2002. All payments and benefits due to Mr. Devaney are payable by us. The agreement is terminable by either party on three months' notice and terminates automatically on Mr. Devaney's 65th birthday. Mr. Devaney's salary is £250,000 per annum and he is required to devote three days per week to his duties. Mr. Devaney is entitled to participate in the management plan described below and to membership of the U.K. plan. His benefits comprise private medical insurance, life insurance, company car and fifteen working days' holiday per annum.

        The agreement lists the companies in respect of which Mr. Devaney is already a director and permits him to continue those other interests, so long as they do not affect his obligations under the agreement. Consent may not be unreasonably withheld or delayed should Mr. Devaney wish to be interested in companies substituted for, or additional to, the agreed list of companies from time to time provided that his duties are not adversely affected and that he does not contravene the overriding obligation not to hold more than 5% in any class of securities in any business.

        There are no clauses relating to payments in lieu of notice or change of control and there are no restrictive covenants in the agreement.

        Paviter Singh Binning as Chief Financial Officer has a service agreement, which took effect on October 20, 2003. The agreement lasts until Mr. Binning's sixty-second birthday but may be terminated earlier by us if we give twelve months' notice and by Mr. Binning if he gives six months' notice. The basic salary is £300,000 per annum, inclusive of director's fees, which is reviewable on July 1, 2004, and thereafter annually, and Mr. Binning is eligible to participate in the senior management share option plan. His agreement provides for participation in a company car scheme and private medical healthcare for himself and his family.

        Mr. Binning is entitled to participate in the U.K. plan, described below, to which he contributes 3% of his basic salary, up to a maximum of 15% of the U.K. Inland Revenue earnings cap, which was £99,000 in the 2003/2004 tax year. As a consequence of the earnings cap restricting the amount an employer can contribute into an exempt approved pension plan, Mr. Binning has a FURBS, to which we contribute an amount equal to 15% of his basic salary, with a further 10% of his basic salary being paid to Mr. Binning as a non-pensionable allowance. FURBS contributions for Mr. Binning are paid to the FURBS and to Mr. Binning himself in the ratio 60:40. This is because the contributions are taxable benefits, so the payment to Mr. Binning is to offset the higher income tax charge for which he is liable. The FURBS agreement obliges us to fund an unapproved life assurance scheme, which is to provide a lump sum on death in service of four times basic salary and a widow's pension of four-ninths of final pensionable salary.

        The service agreement contains a provision entitling us to make a payment in lieu of notice, or PILON payment, if we terminate the service agreement without giving Mr. Binning 12 months' notice. The PILON payment comprises the following amounts for the notice period, or the unexpired balance of it: (1) base salary; (2) 166% of the cash equivalent transfer value of the pension benefits, net of tax, which would have accrued in the U.K. plan; (3) 100% of the gross aggregate contributions which we would have paid in respect of Mr. Binning's FURBS; and (4) the cost to us of providing benefits, other than bonus, pension and incentive entitlements, which cost we may set at 10% of Mr. Binning's base salary. Any PILON payment would be taxable in Mr. Binning's hands.

        In addition, the service agreement includes a change of control clause that provides Mr. Binning with a right to a payment if we undergo a change of control and one of the events described below occurs. Change of control is defined as the acquisition of the power to control the composition of our board or, by a variety of means, that our affairs are conducted in a certain manner. If, immediately following an acquisition of our shares, the shares in the acquiring company are all held by the holders of our shares immediately prior to the acquisition in materially the same proportion as prior to the acquisition, then that will not constitute a change of control. If the terms of the clause are triggered, Mr. Binning will be entitled to a payment calculated on the same basis as the PILON payment. The events are:

  (a)
  We or any other group company terminate his employment, other than for cause;

  (b)
  Mr. Binning ceasing to be one of our directors other than by reason of his voluntary resignation; or

  (c)
  If Mr. Binning terminates the service agreement for a "good reason". The good reasons are one or more of the following:

  •
  A failure to maintain Mr. Binning in the role, or a substantially equivalent position, which he held immediately prior to the change of control;

  •
  An adverse change of material consequence in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position which Mr. Binning held immediately prior to the change of control;

  •
  A reduction in the aggregate of Mr. Binning's basic annual salary and share based incentives and other benefits received from us or any Group company, or the termination or denial of Mr. Binning's rights to employee benefits or a substantial reduction in the scope or value thereof, where such reduction is not applied to other employees of a similar status and seniority to Mr. Binning;

  •
  A change in the scope of the business or other activities for which Mr. Binning was responsible immediately prior to the change of control, which has rendered Mr. Binning substantially unable to carry out, has substantially hindered Mr. Binning's performance of, or has caused him to suffer a substantial reduction in, any of the authorities powers, functions, responsibilities or duties attached to his position held;

  •
  If we require Mr. Binning to have his principal location of work changed to any location that is in excess of 25 miles from its location immediately prior to the change of control without his prior written consent; or

  •
  Any material breach of the service agreement by us or any successor.

        In each case of a "good reason", however, Mr. Binning must first have notified us of the act or omission and we must have failed within ten calendar days to gain Mr. Binning's agreement to any change or must in that period have remedied the act or omission.

        There is a provision to place Mr. Binning on garden leave if notice to terminate is served by either party without triggering any PILON payment. Mr. Binning is subject to post-termination protective covenants relating to non-solicitation of clients and managerial or technical employees, non-dealing with clients and not competing with our business. All the covenants are stated to last for 12 months, save for that relating to non-competing, which lasts for six months.

        Michael John Donovan, as chief operating officer, has a service agreement that took effect on May 19, 2003. The agreement lasts until Mr. Donovan's sixty-second birthday but may be terminated earlier by us if we give twelve months' notice and by Mr. Donovan if he gives six months' notice. The basic salary is £400,000 per annum, inclusive of director's fees, which is reviewable on July 1, 2004, and thereafter annually, and Mr. Donovan is eligible to participate in the senior management share option plan. His agreement provides for participation in a company car scheme and private medical healthcare for himself and his family.

        Mr. Donovan is entitled to participate in the U.K. plan, described below, to which he contributes 3% of his basic salary, up to a maximum of 15% of the U.K. Inland Revenue earnings cap, which was £99,000 in the 2003/2004 tax year. As a consequence of the earnings cap restricting the amount an employer can pay into an exempt approved pension plan, Mr. Donovan also has a funded unapproved retirement benefits scheme, or FURBS. Mr. Donovan's FURBS is funded on a defined benefit basis, with projected benefits of two-thirds of his final pensionable salary. The pension will be made up from Mr. Donovan's benefits under the U.K. plan, the FURBS, two BAE pension plans and any other retained benefits he may have. If Mr. Donovan retires on or after his fifty-fifth birthday, there will be no actuarial reduction in the value of his benefits. The current contribution rate, to be reviewed in 2005, is 39% of his base salary, although while Mr. Donovan is posted to the United States, the rate is

46%, owing to local tax legislation. If Mr. Donovan leaves service on the grounds of ill-health and receives an immediate ill-health pension from the U.K. plan, the total pension payable to him will be two-thirds of his final pensionable salary at the date of leaving. FURBS contributions for Mr. Donovan are paid into the FURBS and to Mr. Donovan himself in the ratio of 60:40, or as necessary under U.S. tax law. This is because the contributions are taxable benefits, so the payment to Mr. Donovan is to offset the higher income tax charge for which he is liable. The FURBS agreement obliges us to fund an unapproved life assurance scheme, which is to provide a lump sum on death in service or four times basic salary and a widow's pension of four-ninths of final pensionable salary.

        The service agreement contains a provision entitling us to make a PILON payment if we terminate the service agreement without giving Mr. Donovan 12 months' notice. The PILON payment comprises the following amounts for the notice period, or the unexpired balance of it: (1) base salary; (2) 166% of the cash equivalent transfer value of the pension benefits, net of tax, which would have accrued in the U.K. plan; (3) 166% of the net contributions which we would have paid into Mr. Donovan's FURBS; and (4) the cost, to us, of providing benefits, other than bonus, pension and incentive entitlements, which cost we may set at 10% of Mr. Donovan's base salary. Any PILON payment would be taxable in Mr. Donovan's hands.

        In addition, the service agreement includes a change of control clause, which provides Mr. Donovan with a right to payment if we undergo a change of control and one of the events described below occurs. Change of control is defined as the acquisition of the power to control the composition of our board or, by a variety of means, that its affairs are conducted in a certain manner. If, immediately following an acquisition of our shares, the shares in the acquiring company are all held by the holders of our shares immediately prior to the acquisition in materially the same proportion as prior to the acquisition, then that will not constitute a change of control. If the terms of the clause are triggered, Mr. Donovan will be entitled to a payment calculated on the same basis as the PILON payment. The events are:

  (a)
  we or any other group company terminate his employment (other than for cause);

  (b)
  Mr. Donovan ceasing to be one of our directors other than by reason of his voluntary resignation; or

  (c)
  If Mr. Donovan terminates the service agreement for a "good reason". The "good reasons" are one or more of the following:

  •
  A failure to maintain Mr. Donovan in the role, or a substantially equivalent position, which he held immediately prior to the change of control;

  •
  An adverse change of material consequence in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position which Mr. Donovan held immediately prior to the change of control;

  •
  A reduction in the aggregate of Mr. Donovan's basic annual salary and share based incentives and other benefits received from us or any Group company, or the termination or denial of Mr. Donovan's rights to employee benefits or a substantial reduction in the scope or value thereof, where such reduction is not applied to other employees of a similar status and seniority to Mr. Donovan;

  •
  A change in the scope of the business or other activities for which Mr. Donovan was responsible immediately prior to the change of control, which has rendered Mr. Donovan substantially unable to carry out, has substantially hindered Mr. Donovan's performance of, or has caused him to suffer a substantial reduction in, any of the authorities powers, functions, responsibilities or duties attached to his position held;

    •
    If we require Mr. Donovan to have his principal location of work changed to any location that is in excess of 25 miles from its location immediately prior to the change of control without his prior written consent; or

    •
    Any material breach of the service agreement by us or any successor.

        In each case of a "good reason", however, Mr. Donovan must first have notified us of the act or omission and we must have failed within ten calendar days to gain Mr. Donovan's agreement to any change or must in that period have remedied the act or omission.

        There is a provision to place Mr. Donovan on garden leave if notice to terminate is served by either party without triggering the PILON payments. Mr. Donovan is subject to post-termination protective covenants relating to non-solicitation of clients and managerial or technical employees, non-dealing with clients and not competing with our business. All the covenants are stated to last for 12 months, save for that relating to non-competing, which lasts for six months.

        Mr. Donovan also has an arrangement relating to his location in the United States, which contains expatriate arrangements to cover relocation, housing, exchange rate fluctuation, flights for himself and his family and matters common to expatriate terms for senior executives.

        Michael William John Parton, as chief executive officer, has a service agreement, which took effect on May 19, 2003. The agreement lasts until Mr. Parton's sixty-second birthday but may be terminated earlier by us if we give twelve months' notice and by Mr. Parton if he gives six months' notice. The basic salary is £525,000 per annum, inclusive of director's fees, which is reviewable on July 1, 2004, and thereafter annually, and Mr. Parton is eligible to participate in the senior management share option plan. His agreement provides for participation in a company car scheme and private medical healthcare for himself and his family.

        Mr. Parton is entitled to participate in the U.K. plan, described below, to which he contributes 3% of his basic salary, up to a maximum of 15% of the U.K. Inland Revenue earnings cap, which was £99,000 in the 2003/2004 tax year. As a consequence of the earnings cap restricting the amount an employer can contribute into an exempt approved pension plan, Mr. Parton has a FURBS, to which we contribute an amount equal to 21% of his basic salary, with a further 14% of his basic salary being paid to Mr. Parton as a non-pensionable allowance. In addition, and as compensation for Mr. Parton changing from a defined benefit pension arrangement into a defined contribution plan in fiscal 2002, we made net contributions of £88,250 to the FURBS and associated non-pensionable allowances of £58,833.33 to Mr. Parton himself on April 15, 2003, July 15, 2003, October 15, 2003 and January 15, 2004. FURBS contributions for Mr. Parton are paid to the FURBS and to Mr. Parton himself in the ratio 60:40. This is because the contributions are taxable benefits, so the payment to Mr. Parton is to offset the higher income tax charge for which he is liable. The FURBS agreement obliges us to fund an unapproved life assurance scheme, which is to provide a lump sum on death in service of four times basic salary and a widow's pension of four-ninths of final pensionable salary.

        The service agreement contains a provision entitling us to make a PILON payment if we terminate the service agreement without giving Mr. Parton 12 months' notice. The amount of the payment is at the reasonable discretion of the remuneration committee, which is to consider the relationship between our and Mr. Parton's performances. The maximum PILON payment may not exceed the aggregate of the following amounts for the notice period, or the unexpired balance of it: (1) base salary; (2) 166% of the cash equivalent transfer value of the pension benefits, net of tax, which would have accrued in the U.K. plan; (3) 100% of the gross aggregate contributions which we would have paid in respect of Mr. Parton's FURBS; and (4) the cost to us of providing benefits, other than bonus, pension and incentive entitlements, which cost we may set at 10% of Mr. Parton's base salary. Any PILON payment would be taxable in Mr. Parton's hands. If we do not make a full PILON payment, i.e. if the remuneration committee reduces the amount payable, Mr. Parton's protective covenants will endure for a proportionately shorter period after the termination of his employment.

        In addition, the service agreement includes a change of control clause that provides Mr. Parton with a right to a payment if we undergo a change of control and one of the events described below occurs. Change of control is defined as the acquisition of the power to control the composition of our board or, by a variety of means, that our affairs are conducted in a certain manner. If, immediately following an acquisition of our shares, the shares in the acquiring company are all held by the holders of our shares immediately prior to the acquisition in materially the same proportion as prior to the acquisition, then that will not constitute a change of control. If the terms of the clause are triggered, Mr. Parton will be entitled to a payment calculated on the same basis as the PILON payment. The events are:

  (a)
  We or any other group company terminate his employment, other than for cause;

  (b)
  Mr. Parton ceasing to be one of our directors other than by reason of his voluntary resignation; or

  (c)
  If Mr. Parton terminates the service agreement for a "good reason". The good reasons are one or more of the following:

•
A failure to maintain Mr. Parton in the role, or a substantially equivalent position, which he held immediately prior to the change of control;

•
An adverse change of material consequence in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position which Mr. Parton held immediately prior to the change of control;

•
A reduction in the aggregate of Mr. Parton's basic annual salary and share based incentives and other benefits received from us or any Group company, or the termination or denial of Mr. Parton's rights to employee benefits or a substantial reduction in the scope or value thereof, where such reduction is not applied to other employees of a similar status and seniority to Mr. Parton;

•
A change in the scope of the business or other activities for which Mr. Parton was responsible immediately prior to the change of control, which has rendered Mr. Parton substantially unable to carry out, has substantially hindered Mr. Parton's performance of, or has caused him to suffer a substantial reduction in, any of the authorities powers, functions, responsibilities or duties attached to his position held;

•
If we require Mr. Parton to have his principal location of work changed to any location that is in excess of 25 miles from its location immediately prior to the change of control without his prior written consent; or

•
Any material breach of the service agreement by us or any successor.

        In each case of a "good reason", however, Mr. Parton must first have notified us of the act or omission and we must have failed within ten calendar days to gain Mr. Parton's agreement to any change or must in that period have remedied the act or omission.

        There is a provision to place Mr. Parton on garden leave if notice to terminate is served by either party without triggering any PILON payment. Mr. Parton is subject to post-termination protective covenants relating to non-solicitation of clients and managerial or technical employees, non-dealing with clients and not competing with our business. All the covenants are stated to last for 12 months, save for that relating to non-competing, which lasts for six months. Please see the comments above relating to PILON payments for a potential reduction in the periods of the protective covenants.

        Each of our non-executive directors has agreed terms of appointment with us as follows:

        Michael Kent Atkinson was appointed a non-executive director on December 16, 2002 for an initial term of three years, subject to provisions outlined below. Mr. Atkinson's duties include chairmanship of the audit committee and membership of the nomination and remuneration committees.

His fee is £30,000 per annum based on him spending two days per month on his Board duties. He is entitled to a fee of £1,500 per day for each additional day over the two day per month threshold in respect of his Board duties and four days per annum in respect of his chairmanship of the audit committee. His fee is reviewable annually on July 1 and we will reimburse reasonable business expenses incurred in the performance of his duties. Mr. Atkinson is also entitled to an advance fee for each of the first three years of his appointment. The advance fees are £100,000 for the first year and £30,000 for each of the subsequent two years, are paid net of any tax or national insurance contributions. The net amount of each year's fee is invested in our ordinary shares. Mr. Atkinson has agreed to hold the ordinary shares acquired with the first year's advance fee for three years from the date of his appointment and ordinary shares acquired with each of the next two years' payments for one year. If Mr. Atkinson's appointment terminates in any year for which an advance fee has been paid he is obliged to repay a pro-rated amount of that year's fee. Mr. Atkinson will also be entitled to a fee of £15,000 per annum for so long as he serves as chairman of the audit committee. There is no other remuneration or benefits.

        Kathleen Ruth Flaherty was appointed a non-executive director on May 19, 2003 for an initial term of three years, subject to the provisions outlined below. Ms. Flaherty's duties include membership of the remuneration and nomination committees. Her fee is £30,000 per annum based on her spending two days per month on her Board duties. She is entitled to a fee of £1,500 per day for each additional day over the two days per month threshold. Her fee is reviewable annually on July 1 and we will reimburse reasonable business expenses incurred in the performance of her duties. Ms. Flaherty is also entitled to an advance fee of £30,000 for each of the first three years of her appointment, which is paid net of any tax or national insurance contributions. The net amount of each year's fee is invested in our ordinary shares. Ms Flaherty has agreed to hold shares acquired with the first year's advance fee for three years from the date of her appointment and shares acquired with each of the next two years' payments for one year. If Ms. Flaherty's appointment terminates in any year for which an advance fee has been paid she is obliged to repay a pro-rated amount of that year's fee. There is no other remuneration or benefits.

        Peter Charles Fletcher Hickson was appointed as a non-executive director on May 6, 2004 for an initial term of three years, subject to the provisions outlined below. Mr. Hickson's duties include chairmanship of the remuneration committee and membership of the audit and nomination committees. His fee is £30,000 per annum based on him spending two days per month on his Board duties. Mr. Hickson will also be entitled to a fee of £10,000 per annum for so long as he serves as chairman of the remuneration committee. He is entitled to a fee of £1,500 per day for each additional day over the two day per month threshold in respect of Board duties and four days per annum in respect of his chairmanship of the remuneration committee. His fee is reviewable annually on July 1 and we will reimburse reasonable business expenses incurred in the performance of his duties. Mr. Hickson is also entitled to an advance fee of £30,000 for each of the first two years of his appointment, which is paid net of any tax or national insurance contributions. The net amount of each year's fee will be invested in our ordinary shares. Mr. Hickson has agreed to hold shares acquired with the first year's advance fee for three years from the date of his appointment and shares acquired with the second years' payment for one year. If Mr. Hickson's appointment terminates in any year for which an advance fee has been paid he is obliged to repay a pro-rated amount of that year's fee. There is no other remuneration or benefits.

        Werner Karl Koepf was appointed a non-executive director on December 16, 2002 for an initial term of three years, subject to the provisions outlined below. Mr. Koepf's duties include membership of the audit, remuneration and nomination committees. His fee is £30,000 per annum, based on him spending two days per month on his Board duties. He is entitled to a fee of £1,500 for each additional day worked over the two day per month threshold. These fees are reviewable annually on July 1 and we will reimburse reasonable business expenses incurred in the performance of his duties. Mr. Koepf is also entitled to an advance fee for each of the first three years of his appointment. The advance fees are £100,000 for the first year and £30,000 for each of the subsequent two years which is paid net of any tax or national insurance contributions. The net amount of each year's fee is invested in our ordinary shares. Mr. Koepf has agreed to hold the ordinary shares acquired with the first year's advance fee for three years from the date of his appointment and ordinary shares acquired with each of the next two years' payments for one year. If Mr. Koepf's appointment terminates in any year for which an advance fee has been paid he is obliged to repay a pro-rated amount of that year's fee. Mr. Koepf also receives a fee of €10,000 in respect of each of two of our German subsidiary companies, in his capacity as non-executive chairman. The fees are based on a requirement to give 4 days service per annum to each of the companies. Additional fees of €2,500 are payable in respect of each day worked above this threshold. There is no other remuneration or benefits.

        Douglas Francis McWilliams was appointed as a non-executive director on September 8, 2003 for an initial term of three years, subject to the provisions outlined below. Mr. McWilliams' duties include membership of our audit and nomination committees. His fee is £30,000 per annum based on his spending two days per month on his duties for us. Mr. McWilliams will also be entitled to a fee of £10,000 per annum for so long as he serves as chairman of the remuneration committee. He is entitled to a fee of £1,500 per day for each day over the two day per month threshold. His fee is reviewable annually on July 1 and we will reimburse reasonable business expenses incurred in the performance of his duties. Mr. McWilliams is entitled to an advance fee of £30,000 for each of the first three years of his appointment which is paid net of any tax or national insurance contributions. The net amount of each year's fee is invested in our ordinary shares. Mr. McWilliams has agreed to hold our ordinary shares acquired with the first year's advance fee for three years from the date of his appointment and our ordinary shares acquired with each of the next two years' payment for one year. If Mr. McWilliams' appointment terminates in any year for which an advance fee has been paid he is obliged to repay a pro-rated amount of that year's fee. There is no other remuneration or benefits.

        Our articles provide for the removal of a director by, amongst other causes, the written requirement of at least three-quarters of the other directors or by extraordinary resolution or by ordinary resolution on special notice. For fiscal 2004, the aggregate remuneration, including salaries, fees, pension contributions, bonus payments, severance payments and benefits in kind, granted to the directors was approximately £3.2 million. It is estimated that for fiscal 2005, under arrangements in force at the date of this document, the remuneration of the directors will be approximately £2.7 million.

        There is no arrangement under which a director has waived or agreed to waive future emoluments nor have there been any such waivers agreed during the financial year immediately preceding the date of this document. There are no outstanding loans or guarantees granted or provided by us to, or for the benefit of, any of the directors.

Executive Compensation

Summary of cash and certain other compensation

        The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the company and its subsidiaries for the fiscal years ended March 31, 2004, 2003 and 2002 by our Chief Executive Officer and each of our four other most highly compensated executive officers. The listed individuals are herein referred to as the named executive officers.

Long Term Compensation Awards
Annual Compensation
Securities Underlying Options/ SARs*
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)		Payouts LTIP Payouts	All Other Compensation
		(£)	(£)	(£)	(£)	(#)	(£)	(£)
MJ Donovan Chief Operating Officer	2004 2003 2002	378,000 416,000 400,000	— 543,000 248,000	112,000 364,000 87,000	— — —	— — —	— — —	125,000 387,000 94,000
GW Doy Chief Executive Officer Sales and Marketing	2004 2003 2002	247,000 272,000 280,000	86,000 423,000 —	296,000 111,000 129,000	— — —	— — —	— — —	68,000 19,000 7,000
MWJ Parton Chief Executive Officer	2004 2003 2002	525,000 525,000 400,000	— 696,000 —	335,000 95,000 281,000	— — —	— — —	— — —	514,000 172,000 177,000
DJ Smith EVP, Network Components	2004 2003 2002	182,000 180,000 156,000	284,000 70,000 76,000	14,000 36,000 24,000	— — —	— — —	— — —	6,000 6,000 6,000
ND Sutcliffe Chief Human Resources Officer	2004 2003 2002	300,000 300,000 288,000	— 397,000 159,000	41,000 40,000 40,000	— — —	— — —	— — —	64,000 73,000 65,000

*
SARs refer to stock appreciation rights (compensation based on stock performance, regardless of the form in which such compensation is paid). There were no SARs grants during the year to March 31, 2004 and no outstanding SARs at March 31, 2004.

(1)
Other annual compensation includes the payment of a non-pensionable supplement in relation to a FURB, car allowance or cash equivalent of a car under the group's car scheme, insurance cover and medical health insurance.

(2)
M Parton, M Donovan, N Sutcliffe, G Doy, and D Smith participated in an exceptional incentive plan during fiscal 2003, known as the Retention and Emergence Plan ("R&E Plan"), relating to the successful completion of the operational and Financial Restructuring process. Maximum payment under the R&E Plan for M Parton, M Donovan and N Sutcliffe was 150%, for G Doy 100% and for D Smith 50% of basic salary paid in four equal installments three of which were paid in May 2002, June 2002 and May 2003. Messrs Donovan, Parton, Sutcliffe and Doy agreed to waive their entitlement to the final installment (37.5% of basic salary for M Parton, M Donovan and N Sutcliffe and 25% for G Doy). A final payment of 12.5% of salary was paid to D Smith in August 2003.

(3)
G Doy's salary for fiscal 2002 included a payment in arrears following a salary increase in fiscal 2001. In April 2001 G Doy commenced a period of secondment to the United Kingdom and receives a "salary adjustment" to reflect the cost of living in London and a "disturbance" allowance. G Doy also received an annual accommodation, which was claimed against receipts, for renting a property in London and the associated costs of living away from his normal place of residence in the United States. G Doy is tax equalized for the duration of his assignment to the U.K., i.e. Marconi settle any and all taxes/social security which would not have been due had he remained in the U.S. In return G Doy pays a "hypothetical tax" to Marconi, which is broadly equivalent to the U.S. "stay at home" tax.

(4)
G Doy's and M Donovans compensation has been converted using the period end U.S.$ to £ rate for all periods presented.

Option grants and exercises

        Options were granted during fiscal 2004 under the Marconi Corporation plc Senior Management Share Option Plan to MJ Donovan, MWJ Parton, PS Binning, ND Sutcliffe and G Doy and under the Marconi Corporation plc Employee Share Option Plan to DJ Smith.

Year end options

        The following table provides information, with respect to the named executive officers, concerning the options of Marconi Corporation plc held by them at the end of that fiscal year.

	Nil cost options		Market value options
Name	Total	Exercise price (per exercise)	Total	Exercise price (per option)	Exercise period
Michael William John Parton	3,500,000	£1	—	—	May 2004–May 2013
Michael John Donovan	2,000,000	£nil	—	—	May 2004–May 2013
Neil David Sutcliffe	1,080,000	£1	—	—	May 2004–May 2013
Geoffrey William Doy	1,080,000	£nil	—	—	May 2004–May 2013
David John Smith	—	—	100,000	£4.29	May 2004–May 2013

        There were no SARs grants during the year to March 31, 2004 and no outstanding SARs at March 31, 2004.

2004 Fiscal Year End Option Values

Name	Number of securities underlying unexercised options at fiscal year-end (#) exercisable/unexercisable	Value of unexercised in-the-money options at fiscal year-end (£) exercisable/unexercisable
MWJ Parton	Nil/3,500,000	£nil/£22,750,000
MJ Donovan	Nil/2,000,000	£nil/£13,000,000
ND Sutcliffe	Nil/1,080,000	£nil/£7,020,000
GW Doy	Nil/1,080,000	£nil/£7,020,000
DJ Smith	Nil/100,000	£nil/£221,000

Long term incentive plan awards

        No awards were made to any of the named executive officers in the last fiscal year under any long term incentive plan.

        Information regarding all defined benefit and actuarial plans under which benefits are determined primarily by final compensation (or average final compensation) and years of service are provided in the tables below. These tables provide details of the annual benefits payable upon retirement in certain specified compensation and years of service classifications.

Pension Plans

        We operate one defined benefit pension plans of which three of our executive officers are members and a defined benefit FURBS for one of our executive directors. Both of the pension schemes are subject to periodic actuarial valuations. The assets of the schemes are held in trust and the funds are independent of us.

        As at March 31, 2004, the amounts held by the trustee of each of the schemes was as follows:

£
The G.E.C. 1972 Plan	2,300,000,000
The Marconi No 15 FURBS	800,389

        The last actuarial valuation of the G.E.C. 1972 Plan was undertaken as at April 5, 2002, the results of which showed the funding level was 100%. An actuarial valuation of the Marconi Communications Public Sector Pension Scheme was undertaken at November 1, 2002 and showed that the funding level was 75%. This position arose because the scheme was relatively new and there were substantial set up costs charged in its first years of operation. As a result of the valuation, employer's contributions have been increased to rectify the position. The last actuarial valuation of the Marconi No 15 FURBS was made as at March 31, 2002 and revealed a shortfall in the funding level. This was addressed by a special contribution of £240,000 paid on June 24, 2002 and an increase in the regular monthly contributions with effect from April 2, 2002.

        The following tables provide estimated annual benefits payable upon retirement, with respect to the named executive officers, under benefit and actuarial plans under which benefits are determined primarily by final (or average final) compensation and years of service.

The G.E.C. 1972 Plan

	Years of Service
Remuneration
	15	20	25	30	35
125,000	30,237	40,316	50,395	60,474	70,553
150,000	37,737	50,316	62,895	75,474	88,053
175,000	45,237	60,316	75,395	90,474	105,553
200,000	52,737	70,316	87,895	105,474	110,000
225,000	60,327	80,316	100,395	110,000	110,000
250,000	67,737	90,316	110,000	110,000	110,000
300,000	82,500	110,000	110,000	110,000	110,000
400,000	82,500	110,000	110,000	110,000	110,000
450,000	82,500	110,000	110,000	110,000	110,000
500,000	82,500	110,000	110,000	110,000	110,000

        Benefits that are based on the service and final salary formula in the G.E.C. 1972 Plan are calculated as n/50ths (where n is years of service) of final pensionable earnings, less a U.K. National Insurance offset. In addition, the accrual of benefits can be affected by restrictions imposed by the U.K. tax authorities. All figures in the table above are in U.S. Dollars and show values payable relating to members' service. Each of the executive officers is entitled to benefits under the G.E.C. 1972 Plan. The final remuneration for each of the executive officers is restricted to approximately U.S.$165,000 by the U.K. tax authorities and their service under the G.E.C. 1972 Plan to March 31, 2004 is as follows:

M J Donovan	5 years
M W J Parton	13 years
N D Sutcliffe	11 years

The Marconi No 15 FURBS

	Years of Service
Remuneration
	15	20
400,000	158,000	230,000

        The Marconi No 15 FURBS is a single member scheme providing benefits for Michael John Donovan. The member accrues benefits under the FURBS based on the number of years service and basic salary, offset by any benefits that are payable from previous employer's pension schemes and from those payable from the G.E.C. 1972 Plan. Mr. Donovan can only accrue benefits for a maximum of 20 years under the FURBS and the estimated benefits are shown in the table above.

UK Plan

        The G.E.C. 1972 Plan, which we refer to as the U.K. Plan, is the only tax exempt approved plan of which we are the principal employer. The only other tax exempt approved pension plan in the U.K. operated by the group is the Marconi Communications Limited Public Sector Pension Scheme, where Marconi Communication Limited is the principal employer and is responsible for its own contributions. Employee contributions to the U.K. Plan are 3% of pensionable earnings with employers paying the balance of the cost. We are the U.K. Plan's principal employer but Group companies also participate and are responsible for their own contributions. The executive directors are members of the U.K. Plan. The other U.K. defined benefit pension schemes are FURBS, described above and UURBS described below.

Unfunded unapproved pensions, or UURBS

        We are liable to pay a total annual pension contribution of, currently, £180,741 to Lady Weinstock under an UURBS established for the late Lord Weinstock. This pension increases annually in line with increases to pensions in payment under the U.K. plan.

        Marconi Communications Limited is liable to pay a total annual pension contribution of, currently, £77,841 to Anthony Cobbe under an UURBS established for him at retirement. This pension forms part of an overall pension promise, which increases annually in line with increases to pensions in payment under the U.K. plan.

Marconi U.S.A. Employees' Retirement Plan

        The principal pension plan in the United States is the Marconi U.S.A. Employees' Retirement Plan, which is a tax-qualified, funded defined benefit plan, which we refer to as the Marconi U.S. Plan.

        The following additional plans are also maintained in the United States:

  (a)
  The RELTEC Corporation Retirement Plan, which is a tax-qualified, funded defined benefit plan, or the RELTEC Plan. The benefit accruals of participants in the RELTEC Plan were frozen, effective as of December 31, 1997; and

  (b)
  The RELTEC Supplemental Executive Retirement Plan, or the SERP, which is an unfunded, non-tax-qualified plan for a select group of management or highly compensated employees. There were approximately seven participants covered by the SERP as of April 1, 2003. The SERP was also frozen as of December 31, 1997. No benefits have accrued under the SERP since that date; and

  (c)
  The Access Business Retirement Plan, which is a tax-qualified, funded defined benefit plan, or the Access Plan. The benefit accruals of participants in the Access Plan were frozen, effective as of December 31, 1997.

Death in Service Benefits

        In the event of death in service, a lump sum of four times pensionable salary, plus additional benefits for a surviving spouse and/or children, inclusive of any death benefits arising from the plan, will be held in trust for the benefit of dependants of Mr M J Donovan, Mr P S Binning, Mr N D Sutcliffe or Mr M W J Parton. A lump sum of four times pensionable salary, inclusive of any death benefits arising from the plan, would be held in trust for the benefit of dependants of Mr J F Devaney in the event of his death in service.

Compensation Committee Report on Executive Compensation

        Compensation of the Chief Executive Officer will be reviewed annually by our remuneration committee. Although payment of basic salary is not linked to performance the committee will, when assessing the need for any increase, take into account individual performance and skills and the external competitiveness (in conjunction with other elements of remuneration) of the salary. In assessing competitiveness, the committee will consider comparator groups in both Europe and the United States, but weighted towards Europe. Comparator groups include companies in similar sectors and those with similar levels of revenue. Performance assessment of executive directors includes both our performance and the achievement of individual objectives. Under arrangements put in place as part of our restructuring, which became effective on May 19, 2003, no executive director received an increase in basic salary for a period of 12 months from May 19, 2003.

        The chief executive officer also participates in the Marconi Corporation Senior Management Share Option Plan. As such he is ineligible to participate in any other cash bonus plan whilst there are unvested options outstanding under that plan. The plan therefore represents his total variable compensation during its life. He also receives certain retirement benefits. The aim of the remuneration committee is that retirement benefits for the chief executive officer and other executive directors should be competitive and appropriate.

Performance Graph

        We are required to provide, in this report, a line graph illustrating our performance, measured by Total Shareholder Return ("TSR"), as compared with an appropriate and broad equity market index. TSR is defined as the return shareholders would receive if they held a notional number of our shares. It measures the percentage growth in our share price together with the value of any dividends paid, assuming that the dividends are reinvested in our shares.

        The following graph shows, since May 19, 2003, being the date on which our shares commenced trading on the London Stock Exchange, the TSR on a holding of our shares as against that of a hypothetical holding of shares made up of shares of the same kinds and number as those by reference to which the FTSE 250 Index is calculated. The FTSE 250 Index was selected for this purpose as it is a widely recognized performance comparison for U.K. companies of a similar size to us.

Share Incentive Plans

        We have adopted an option plan known as the Marconi Corporation plc Senior Management Share Option Plan, which we refer to as the management plan, and a broadly based employee share option plan known as the Marconi Corporation Employee Share Option Plan, which we refer to as the employee plan. The plans are summarized below. We refer to the date of the plans as the plans start date.

        We will not, without the prior approval of shareholders, establish any bonus arrangement or scheme or any long-term inventive scheme covering those persons, other than those persons who are eligible to receive commission and/or bonus payments that relate to sales, who participate in the management plan until the date on which all the tranches in the initial grant under the management plan have either lapsed or become capable of exercise.

The Marconi Corporation plc Senior Management Share Option Plan

Administration

        Our remuneration committee in accordance with the terms set out below administers the management plan.

Eligibility

        Participation in the management plan is open to our employees and executive directors selected by the remuneration committee. Employees within two years of their normal retirement date may not participate in the management plan.

Grant of options

        Options to acquire our ordinary shares under the management plan may be granted in the periods of 42 days commencing on the plans start date, the day immediately following announcement of our results for any period, or a day on which the board resolves that exceptional circumstances exist which justify the grant.

        Options are granted by either us or the trustee of the proposed Marconi Corporation plc employee benefit trust. Options may be satisfied using newly issued or existing ordinary shares. The initial options were granted in five tranches, each of which will be subject to different performance conditions as described below. Participation in the management plan will not form part of, or affect a participant's rights under the terms of his employment.

Option exercise price

        Options granted under the management plan are exercisable for a nominal payment, the amount of which will be determined by the remuneration committee. The total amount payable on the exercise of an option, whether the whole or in part, will be £1 per exercise irrespective of the number of our ordinary shares that are subject of an option exercise.

Individual limit on participation

        There is no limit under the management plan on the aggregate maximum value of options, which may be granted to a participant in any year or over the life of the management plan.

Overall limit on our ordinary shares to be made available under the management plan

        The number of our ordinary shares, issued or unissued, that may be committed under the management plan is limited to 9% of our issued share capital immediately following the plans start date. Our ordinary shares over which options have lapsed or been surrendered is not included in calculating this limit. This number of shares is reduced by the number of our ordinary shares that are committed under the employee plan described below due to employees who would otherwise have been expected to participate in the management plan participating in the employee plan rather than the management plan because it is beneficial, for tax or similar reasons, for them to do so.

Exercise of options

        Options granted under the management plan will only become exercisable, or vest, to the extent that the performance targets set out below have been satisfied. While the performance targets for the initial grant of options will be the same, two vesting schedules will apply; one schedule applicable to participants who have released their rights under the R&E plan, and the other schedule applicable to participants who did not have any rights under the R&E plan. For subsequent grants, for example, to new employees or as a result of promotions or expanded roles or responsibilities the remuneration committee will set performance targets which are appropriate in the circumstances and at least as challenging as those for the initial grant.

Performance targets

		Percentage of shares subject to option that vest
Tranche	Condition	Participants who released R&E plan rights*	Other participants
1	Repayment of 30% of our Junior Notes within 24 months of the plan start date. No vesting before 12 months after the plan start date	20	10
2	Repayment of 50% of our Junior Notes within 27 months after the plan start date. No vesting before 15 months after the plan start date	10	10
3	Repayment of 100% of our Junior Notes within 30 months after the plan start date. No vesting before 18 months after the plan start date	20	20
4	We achieve a market capitalization of £1 billion and repayment of 100% of the Junior Notes within 39 months after the plan start date. No vesting before 27 months after the plan start date	20	30
5	We achieve a market Capitalization of £1.5 billion and Repayment of 100% of the Junior Notes within 63 months after the plan start date. No vesting before 39 months after the plan start date	(within 51 months of the plan start date) 30 (between 51 months and 63 months of the plan start date) 20	(within 51 months of the plan start date) 30 (between 51 months and 63 months of the plan start date) 20

*
Participants in the R&E plan have waived the final payment under the R&E plan in order to participate in the management plan.

        If any performance target is not satisfied within the stated period the tranche of the option subject to that performance target will lapse and cease to be capable of becoming exercisable. If the Junior Notes are refinanced, rather than repaid, the conditions set out above will apply to the aggregate debt, representing what were the Junior Notes, following the refinancing.

        In relation to tranches 4 and 5, our market capitalization will be measured using the daily volume weighted average share price determined from prices quoted on the principal exchange on which our ordinary shares are listed and the number of our ordinary shares outstanding immediately following the plans start date. In order to determine if the relevant condition is satisfied, the daily volume weighted average share price will be obtained for each day of a rolling 90 day period and the average price over that 90 day period will be determined. If that average price when multiplied by the number of our ordinary shares in issue on the plans start date exceeds the relevant target market capitalization, the applicable condition will have been satisfied.

Taxation

        The exercise of an option may be made conditional upon a participant agreeing to comply with any arrangements specified by us for the payment of taxation, social security contributions or any other deductions at source, including in the U.K., as is likely to be the case, in respect of at least part of the relevant employing company's secondary class 1 National Insurance contributions liability arising on exercise required or permitted in respect of an option.

Termination of employment

        If a participant ceases employment with us voluntarily or he is dismissed for cause, his options will normally lapse on the date of cessation.

        However, where a participant ceases employment with us due to death, injury, disability, ill-health, redundancy, retirement or the sale of the business or subsidiary for which the participant works, or termination of employment by the employer without cause, his options will become vested to the extent the financial performance conditions have been satisfied at the date of cessation of employment, or, if terminated without full notice, to the extent the financial performance conditions have been satisfied on the date notice would have expired, and will become exercisable at the time they would otherwise have been exercisable as set out in the table above for a period of six months, 12 months in the case of death. The remuneration committee may decide whether a different proportion of an option should vest on the cessation of employment of any participant due to the sale of a business or subsidiary that was a key business or subsidiary. Following the expiry of the relevant period, all of a participant's unexercised options will lapse.

Lapse of options

        Options will lapse in any event on the tenth anniversary of their grant and will lapse after a takeover or reconstruction when the specified time periods for exercise have passed as described below. Options will also lapse on the cessation of employment of a participant as described above. Options will also lapse to the extent that they cease to be capable of becoming exercisable due to the failure to satisfy any of the performance targets within the specified time periods.

        Ordinary shares over which options have lapsed or have been surrendered will be available, within the overall limit referred to above, to form the subject of further option grants to new participants in the management plan but not to existing participants unless the participant has been promoted or his/her role and/or responsibility has significantly expanded and the remuneration committee determines that such a grant is merited.

Rights attaching to ordinary shares on the exercise of options

        Ordinary shares allotted under the management plan will carry the same rights as all other issued ordinary shares. Participants do not qualify for any rights attaching to ordinary shares where the record date is before the date on which the option is exercised.

Takeover, reconstruction or winding-up

        If any person obtains control of us as a result of making an offer to acquire the whole of our issued share capital, or, having such control, makes a general offer to acquire all the shares other than those already owned by that person, the first grant of options under the management plan will become exercisable in full to the extent that the financial performance conditions have been satisfied immediately prior to a change of control. A proportion of the remainder of any ordinary shares, which are the subject of outstanding options, will vest and become exercisable according to the following formula:

Remainder of ordinary shares the subject of outstanding options	×	market capitalization on change of control
(as evidenced by the consideration paid by the
acquirer and the number of the ordinary shares in
issue immediately following the plan start date)
£1.5 billion

        The formula above assumes that a change of control occurs 63 months after the plans start date. If a change of control occurs sooner, to reflect the benefit to shareholders of the early release of funds, the £1.5 billion figure will be reduced by £25 million for each complete quarter between the change of control and the date which is 63 months after the plans start date.

        Participants will have six months within which to exercise their options to the extent exercisable, following the change of control, or general offer; thereafter, the options will lapse. The remuneration committee will determine the extent to which any subsequent options will vest in the event of a takeover, having regard to the performance targets to which those options are subject. If a person becomes bound or entitled to give notice to acquire ordinary shares under sections 428 to 430F of the U.K. Companies Act 1985, a participant may exercise his options to the extent exercisable as referred to above during the period when that person remains so bound or entitled; thereafter, they will lapse. Participants may, in certain circumstances, be given the opportunity to exchange their options for options over ordinary shares in an acquiring company.

        If we are reconstructed, the effect of which is that a person obtains control of us, other than as a result of making an offer for our issued share capital, the provisions relating to a change of control following an offer shall apply. These provisions shall not apply if there is a reconstruction, the purpose and effect of which is to create a new holding company where such holding company has substantially the same shareholders and proportionate shareholdings as those currently in place. On the occurrence of a reconstruction of that type, the remuneration committee will use its best endeavors to ensure that any outstanding options are rolled-over so that they continue over shares in the new holding company. If there is no roll-over, options will continue unaffected by the scheme of arrangement in connection with our restructuring. If there is any other reconstruction or if we are wound-up, options will lapse on the reconstruction or winding-up taking effect.

Adjustments of options

        If there is a variation in our share capital, including by way of a capitalization, rights issue, consolidation, sub-division, reduction or any other variation or our implementation of a demerger or payment of a super-dividend which would materially affect the value of options under the management plan, the remuneration committee may, subject to the auditors' approval and, in the case of approved options, to the approval of the U.K. Inland Revenue, make the adjustments it considers appropriate to the number of ordinary shares currently in place under option and the exercise price.

Amending the management plan

        The rules of the management plan can be amended at any time by our board, provided that no amendment to the management plan can be made without our prior approval in a general meeting of shareholders if the amendment relates to the provisions in the rules relating to eligibility, limits on the number of ordinary shares available for issue under the employee plan, the basis for determining a participant's entitlement to ordinary shares and any adjustment in the event of a variation in our share capital. In addition, no amendment that would materially prejudice the interests of existing participants may be made without the prior consent of participants holding three-quarters of the aggregate number of shares subject to outstanding options.

Participants in the United States

        For participants in the United States, the management plan is structured as a conditional award of our shares or ADRs, rather than as an option, for tax purposes. No price is payable on the vesting of the awards. Awards will not vest during a prohibited period. No option may be granted more than five years after the plans start date.

Marconi Corporation plc Employee Share Option Plan

Administration

        The employee plan is administered by our remuneration committee in accordance with the terms set out below.

Eligibility

        Participation in the employee plan is open to our employees and executive directors selected by the remuneration committee. Employees within two years of their normal retirement date may not participate in the employee plan. Employees who participate in the management plan cannot participate in the employee plan.

Grant of options

        Options to acquire our ordinary shares under the employee plan will be granted by either us or the trustee of the trust. Options may be satisfied using newly issued or existing ordinary shares. U.K. Inland Revenue approved options, or approved options, and non-Inland Revenue approved options, or unapproved options, may be granted under the employee plan.

        Options may be granted in the periods of 42 days commencing on the plans start date, the day immediately following announcement of our results for any period or a day on which the board resolves that exceptional circumstances exist which justify the grants. The exercise price for such initial grant of options shall be the average middle market quotation of our ordinary shares for the five business days immediately prior to the date of grant.

        The initial options were granted in five tranches, each of which will be subject to different performance conditions as described below. Participation in the employee plan will not form part of or affect a participant's rights under the terms of his employment. The following is a summary of the provisions, which apply equally to approved options and unapproved options.

Option exercise price

        The exercise price of options is determined by the remuneration committee but will not be less than the middle market quotation of our ordinary shares as derived from the London Stock Exchange Daily Official List on a date, or dates in the case of an average quotation, not more than 30 days prior to the date of grant of the option, or such other period as the U.K. Inland Revenue may agree in relation to approved options.

        Where an option is to subscribe for our ordinary shares, the exercise price will not be less than the nominal value of an ordinary share.

Individual limit on participation

        There is no limit under the employee plan on the aggregate maximum value of options, which may be granted to a participant in any year or in the life of the employee plan, subject to certain statutory limitations.

Overall limit on our ordinary shares to be made available under the employee plan

        The number of our ordinary shares, issued or unissued, that may be committed to be issued under the employee plan is limited to 5% of our issued share capital immediately following the plans start date. This number of shares may be increased, with a corresponding reduction in the number of ordinary shares available to be committed under the management plan if any employee who would otherwise have been expected to participate in the management plan participates in the employee plan rather than the management plan because it is beneficial, for tax or similar reasons, for them to do so. This 5% limit is only available for use on the following basis: (1) 3% in the first 12 months following May 19, 2003; (2) 1% in the second 12 months following May 19, 2003; and (3) 1% in the third 12 months following May 19, 2003. Any unused part of this limit may be utilized in subsequent years during the life of the employee plan. Ordinary shares over which options have lapsed or been surrendered will not be included in calculating this limit.

Exercise of options

        Options granted under the employee plan will only become exercisable to the extent that the performance targets to which they are subject have been satisfied. The performance targets for the first grant of options are set out below. For subsequent grants, the remuneration committee will set performance targets, which are appropriate in the circumstances and at least as challenging as those for the initial grant.

Performance Targets

Tranche	Condition	Percentage of shares subject to option that vest
1.	Repayment of 30% of the Junior Notes within 24 months after the plan start date. No vesting before 12 months after the plan start date	10
2.	Repayment of 50% of the Junior Notes within 27 months after the plan start date. No vesting before 15 months after the plan start date	10
3.	Repayment of 100% of the Junior Notes within 30 months after the plan start date. No vesting before 18 months after the plan start date	20
4.	We achieve a market capitalization of £1 billion and repayment of 100% of the Junior Notes within 39 months after the plan start date. No vesting before 27 months after the plan start date	30
5.	We achieve a market capitalization of £1.5 billion and repayment of 100% of the Junior Notes within 63 months the plan start date. No vesting before 39 months after the plan start date	(within 51 months of the plan start date) 30 (between 51 months and 63 months of the plan start date) 20

        If any performance target is not satisfied within the stated period, the tranche of the option subject to that performance target will lapse and cease to be capable of becoming exercisable. If the Junior Notes are refinanced (rather than repaid), the condition, set out above, will apply to the aggregate debt, representing what were the Junior Notes, following the refinancing.

        In relation to tranches 4 and 5, our market capitalization will be measured using our daily volume weighted average share price determined from prices quoted on the principal exchange on which our ordinary shares are listed and the number of ordinary shares outstanding immediately following the plans start date. In order to determine if the relevant condition is satisfied, the daily volume weighted average share price will be obtained for each day of a rolling 90 day period and the average price over that 90 day period will be determined. If that average price, when multiplied by the number of ordinary shares in issue on the plans start date, exceeds the relevant target market capitalization, the applicable condition will have been satisfied.

Taxation

        The exercise of an option may be made conditional upon a participant agreeing to comply with any arrangements specified by us for the payment of taxation, social security contributions or any other deductions at source, including in the U.K., as is likely to be the case, in respect of at least part of the relevant employing company's secondary class 1 National Insurance contributions liability arising on exercise required or permitted in respect of an option.

Termination of employment

        If a participant ceases employment with us voluntarily or he is dismissed for cause, his options will normally lapse on the date of cessation.

        However, where a participant ceases employment with us due to death, injury, disability, ill-health, redundancy, retirement or the sale of the business or subsidiary for which the participant works, or termination of employment by the employer without cause, his options will become vested to the extent the financial performance conditions have been satisfied at the date of cessation of employment, or, if terminated without full notice, to the extent the financial performance conditions have been satisfied on the date notice would have expired, and will become exercisable at the time they would otherwise have been exercisable as set out in the table above for a period of six months, 12 months in the case of death. The remuneration committee may decide whether a different proportion of an option should vest on the cessation of employment of any participant due to the sale of a business or subsidiary that was a key business or subsidiary. Following the expiry of the relevant period, all of a participant's unexercised options will lapse.

Lapse of options

        Options will lapse in any event on the tenth anniversary of their grant and will lapse after a takeover or reconstruction when the specified time periods for exercise have passed as described below. Options will also lapse on the cessation of employment of a participant as described above. Options will also lapse to the extent that they cease to be capable of becoming exercisable due to the failure to satisfy any of the performance targets within the specified time periods.

Rights attaching to ordinary shares on the exercise of options

        Ordinary shares allotted under the employee plan will carry the same rights as all other issued ordinary shares. Participants will not qualify for any rights attaching to ordinary shares where the record date is before the date on which the option is exercised.

Takeover, reconstruction or winding-up

        If any person obtains control of us as a result of making an offer to acquire the whole of our issued share capital, or, having such control, makes a general offer to acquire all the shares other than those already owned by that person, the first grant of options under the employee plan will become exercisable in full to the extent that the financial performance conditions have been satisfied immediately prior to a change of control. A proportion of the remainder of any ordinary shares, which are the subject of outstanding options will vest and become exercisable according to the following formula:

Remainder of ordinary shares the subject of outstanding options	×	market capitalization on change of control
(as evidenced by the consideration paid by the
acquirer and the number of the ordinary shares in
issue immediately following the plan start date)
£1.5 billion

        The formula above assumes that a change of control occurs 63 months after the plans start date. If a change of control occurs sooner, to reflect the benefit to shareholders of the early release of funds, the £1.5 billion figure will be reduced by £25 million for each complete quarter between the change of control and the date which is 63 months after the plans start date.

        Participants will have six months within which to exercise their options to the extent exercisable, following the change of control, or general offer; thereafter, the options will lapse. The remuneration committee will determine the extent to which any subsequent options will vest in the event of a takeover, having regard to the performance targets to which those options are subject. If a person becomes bound or entitled to give notice to acquire ordinary shares under sections 428 to 430F of the U.K. Companies Act 1985, a participant may exercise his options to the extent exercisable as referred to above during the period when that person remains so bound or entitled; thereafter, they will lapse. Participants may, in certain circumstances, be given the opportunity to exchange their options for options over ordinary shares in an acquiring company.

        If we are reconstructed, the effect of which is that a person obtains control of us, other than as a result of making an offer for our issued share capital, the provisions relating to a change of control following an offer shall apply. These provisions shall not apply if there is a reconstruction, the purpose and effect of which is to create a new holding company where such holding company has substantially the same shareholders and proportionate shareholdings as those currently in place. On the occurrence of a reconstruction of that type, the remuneration committee will use its best endeavors to ensure that any outstanding options are rolled-over so that they continue over shares in the new holding company. If there is no roll-over, options will continue unaffected by the scheme of arrangement in connection with our restructuring. If there is any other reconstruction or if we are wound-up, options will lapse on the reconstruction or winding-up taking effect.

Adjustments of options

        If there is a variation in our share capital, including by way of a capitalization, rights issue, consolidation, sub-division, reduction or any other variation or our implementation of a demerger or payment of a super-dividend which would materially affect the value of options under the employee plan, the remuneration committee may, subject to the auditors' approval and, in the case of approved options, to the approval of the U.K. Inland Revenue, make the adjustments it considers appropriate to the number of ordinary shares currently in place under option and the exercise price.

Amending the employee plan

        The rules of the employee plan can be amended at any time by our board, provided that no amendment to the employee plan can be made without prior approval in a general meeting of shareholders if the amendment relates to the provisions in the rules relating to eligibility, limits on the number of ordinary shares available for issue under the employee plan, the basis for determining a participant's entitlement to ordinary shares and any adjustment in the event of a variation in our share capital. In addition, no amendment that would materially prejudice the interests of existing participants may be made without the prior consent of participants holding three-quarters of the aggregate number of shares subject to outstanding options. For these purposes, the interests of the holders of approved options and unapproved options are separate.

Participants in the United States

        For participants in the United States, the employee plan will be structured as a qualifying incentive stock option plan and a non-qualifying stock option plan over ordinary shares or ADRs. Options will be granted on the same terms and will be subject to the same performance conditions as described above, save any changes necessary to take account of the relevant U.S. legislation.

General

        Additional schedules to the rules of the employee plan can be established to operate the employee plan in overseas countries. These schedules can vary the rules of the employee plan to take account of any securities, exchange control, or taxation laws or regulations for any participants or any company in our group. Any ordinary shares issued under those schedules will count towards overall limits under the employee plan.

        No options can be granted under the employee plan more than five years after the plans start date.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plans

        The following table sets forth certain information as of March 31, 2004 with respect to compensation plans under which our equity securities are currently authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Plans approved by shareholders:
None	—	—	—
Plans not approved by shareholders:
Marconi Corporation Senior Management Share Option Plan(1)	17,580,000	£Nil	70,000
Marconi Corporation plc Employee Share Option Plan(1)	6,070,000	£3.16	4,280,000

Total	23,650,000	£0.81	4,350,000

(1)
Shares issued under both of these plans were approved as part of the "schemes of arrangement" in our Financial Restructuring. The significant features of both plans are provided in Item 11—Executive compensation.

        The table below sets out as of June 9, 2004, the number and percentage of ordinary shares held by each person known to us, of record beneficially, to hold more than 5% of the Company's outstanding ordinary shares:

Name of beneficial owner	Currently owned # shares	Percentage of Stock Owned
Aviva plc and its subsidiary Morley Fund Management Limited (of PO Box 89, Surrey Street, Norwich NR1 3DR, U.K.)	11,745,254	5.86%
FMR Corp and subsidiaries and Fidelity International Ltd and subsidiaries (of One Federal Street, E14B, Boston, MA 02109-3614, U.S.A	17,841,213	8.90%

        The table below sets out as of June 9, 2004, the number and percentage of ordinary shares beneficially owned by each of the current directors and executive officers listed in the Summary Compensation Table in Item 11, and all of the directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership
Name	Currently owned # shares	Acquirable within 60 days # shares	Percentage of Stock Owned
JF Devaney	—	60,000	(1)
PS Binning	10,000	—	(1)
MJ Donovan	59	400,000	0.2%
MWJ Parton	45	700,000	0.3%
MK Atkinson	20,138	—	(1)
KR Flaherty	5,390	—	(1)
PCF Hickson	—	—	(1)
WK Koepf	20,480	—	(1)
D McWilliams	2,469	—	(1)
G Doy	56	216,000	0.1%
DJ Smith	—	10,000	(1)
ND Sutcliffe	11	216,000	0.1%
All directors and executive officers of Marconi Corporation plc as a group (17 persons)	58,701	1,853,000	1.0%

(1)
Less than 0.1%.

(2)
The calculation of percent of class is based on the number of ordinary shares outstanding as of June 9, 2004.

Item 13:    Certain Relationships and Related Transactions

        None.

Item 14:    Principal Accountant Fees and Services

        The following table provides information on the aggregate fees paid for fiscal years ended March 31, 2004 and 2003 to our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"):

	Fiscal year ended March 31,
	2004	2003
	(£ millions)
Deloitte & Touche
Audit	2	1
Audit-related	—	13
Tax	2	2
Other	1	1

Total fees	5	17

Audit and audit-related fees

        Consists of professional services rendered for the audits of the consolidated financial statements of the Company, quarterly reviews, statutory audits, issuance of comfort letters, consents, income tax provision procedures and other work in connection with documents filed with the SEC. Our audit fees have increased to £2 million (2003: £1 million) due to our quarterly reporting under both UK and US Generally Accepted Accounting Principles.

        Audit-related fees in fiscal 2003 principally relate to fees incurred in connection with our Financial Restructuring, including various documents filed with the London Stock Exchange and the U.K. courts.

Tax fees

        Tax fees consist primarily of £1.6 million (2003: £1.3 million) dealing with tax computations, submissions, restructuring and £0.6 million (2003: £0.5 million) for expatriate services. Expatriate services are being transitioned to another professional services firm.

Other

        Other services include operational internal audit fees of £0.6 million (2003: £0.5 million) and £0.2 million (2003: £0.5 million) for project work and technical advice.

Pre approval procedures for Services

        All non-audit services performed by the auditors are pre-approved by the Audit Committee, following a competitive tender where appropriate, in accordance with our auditors' independence policy.

PART IV

Item 15:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        Documents filed as part of this report:

  1.
  Financial Statements

    See Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference.

  2.
  Exhibits

    See Index to Exhibits on page E-1, which is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Marconi Corporation plc and subsidiaries

Consolidated financial statements as of March 31, 2004 and 2003 and for the three years ended March 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the board of directors and shareholders of Marconi Corporation plc:

        We have audited the accompanying consolidated balance sheets of Marconi Corporation plc and its subsidiaries and joint ventures (together the "Company") as of March 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three fiscal years in the period ended March 31, 2004 (expressed in pounds sterling). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        Our audits also comprehended the translation of certain pounds sterling amounts into U.S. Dollars and, in our opinion, such translation has been made in conformity with the basis described in note 2. Such U.S. Dollar amounts are presented solely for the convenience of readers in the United States of America.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP Birmingham, United Kingdom

June 14, 2004

Marconi Corporation plc and subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004 U.S.$	2004 £	2003 £
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	727	395	192
Restricted cash	228	124	964
Investment in securities	6	3	16
Accounts receivable, net	568	309	462
Inventories, net	320	174	234
Prepaid expenses and other current assets	149	81	126
Assets of discontinued operations	—	—	4

Total current assets	1,998	1,086	1,998
Property, plant and equipment, net	305	166	263
Investments in affiliates	11	6	18
Goodwill	1,056	574	657
Intangibles, net	105	57	101
Other non-current assets	15	8	75

TOTAL ASSETS	3,490	1,897	3,112

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	24	13	2,195
Current maturities of long-term debt	22	12	2,191
Accounts payable	285	155	163
Amounts due to Marconi plc and fellow subsidiaries	—	—	403
Accrued expenses and other current liabilities	1,111	604	1,098
Liabilities of discontinued operations	—	—	16

Total current liabilities	1,442	784	6,066
Long-term debt	486	264	30
Deferred income taxes	—	—	5
Other liabilities	436	237	342

Total liabilities	2,364	1,285	6,443
Commitments and contingencies (Note 11)
Minority interests	4	2	3
Shareholders' equity/(deficit)
Ordinary shares, £0.25 par value;
Authorized: 627 shares at 31 March 2004 and 2003;
Issued and outstanding: 200 shares at March 31, 2004 and 573 shares at March 31, 2003	92	50	143
Warrants, issued and outstanding: 10 at March 31, 2004	22	12	—
Additional paid-in capital	2,042	1,110	895
Accumulated deficit	(1,117)	(607)	(4,055)
Capital reduction reserve	631	343	—
Accumulated other comprehensive loss	(548)	(298)	(317)

Total shareholders' equity/(deficit)	1,122	610	(3,334)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	3,490	1,897	3,112

See notes to consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	2004 U.S.$	2004 £	2003 £	2002 £
	(in millions, except per share data)
Revenue:
Network equipment	1,651	897	1,036	1,691
Network services	1,023	556	743	969
Other	—	—	22	465

	2,674	1,453	1,801	3,125
Direct costs	1,945	1,057	1,439	3,140

Gross margin	729	396	362	(15)
Operating expenses:
Selling, general and administrative	557	303	323	815
Research and development	350	190	274	483
Amortization of goodwill and intangibles	81	44	44	436
Business restructuring charges	210	114	221	376
Impairment of long-lived assets	—	—	69	3,968
Loss on sale of businesses, net	—	—	3	93
Other (income)/expenses	(72)	(39)	(10)	114

Total operating expenses	1,126	612	924	6,285

Operating loss	(397)	(216)	(562)	(6,300)
Other income/(expense):
Gain on settlement of equity forward contract	226	123	—	—
Gain on extinguishment of liabilities	4,959	2,695	—	—
Gain/(loss) on sale of investments, net	22	12	(5)	81
Impairment of investments	(6)	(3)	(40)	—
Provision for related party receivables	—	—	(299)	—
Interest expense (net)	(164)	(89)	(319)	(238)

Income/(loss) from continuing operations before income taxes, minority interests, cumulative effects of changes in accounting principles	4,640	2,522	(1,225)	(6,457)
Income tax benefit	44	24	209	471
Gain on sale of affiliates	175	95	—	—
Equity in net loss of affiliates	—	—	(62)	(196)
Minority interests	(2)	(1)	—	—

Income/(loss) from continuing operations, before cumulative effects of changes in accounting principles	4,857	2,640	(1,078)	(6,182)
Discontinued operations:
Loss from discontinued operations, net of tax of £8 (2003, £2, and 2002, £36)	(18)	(10)	(112)	(185)
Gain on sale of discontinued operations, net of tax of £nil	249	135	23	248

Net income/(loss) before cumulative effect of changes in accounting principles	5,088	2,765	(1,167)	(6,119)
Cumulative effect of changes in accounting principles, net of tax of £nil	—	—	—	(240)

Net income/(loss)	5,088	2,765	(1,167)	(6,359)

Earnings per share—basic
Income/(loss) from continuing operations	19.43	10.56	(1.95)	(11.00)
Loss from discontinued operations	(0.07)	(0.04)	(0.13)	(0.11)
Gain on sale of discontinued operations	0.99	0.54	0.04	0.43
Cumulative effect of changes in accounting principles	—	—	—	(0.42)

Net income/(loss)	20.35	11.06	(2.04)	(11.10)

Earnings per share—diluted
Income/(loss) from continuing operations	19.18	10.43	(1.95)	(11.00)
Loss from discontinued operations	(0.07)	(0.04)	(0.13)	(0.11)
Gain on sale of discontinued operations	0.98	0.53	0.04	0.43
Cumulative effect of changes in accounting principles	—	—	—	(0.42)

Net income/(loss)	20.09	10.92	(2.04)	(11.10)

See notes to consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended March 31,
	2004 U.S.$	2004 £	2003 £	2002 £
	(in millions)
Cash flows from operating activities:
Net income/(loss)	5,088	2,765	(1,167)	(6,359)
Adjustments to reconcile net income/(loss) to net cash used in operating activities of continuing operations:
Loss from discontinued operations	18	10	112	185
Gain on sale of discontinued operations	(248)	(135)	(23)	(248)
Cumulative effect of changes in accounting principles	—	—	—	240
(Gain)/loss on equity forward contracts	(226)	(123)	—	95 (1)
(Gain)/loss on sale of investments, net	(22)	(12)	5	(63)
Gain on sale of debt and marketable equity securities	—	—	—	(18)
Loss on sale of businesses	—	—	3	93
Gain on sale of investments in affiliates	(175)	(95)	—	—
Stock compensation	88	48	14	26
Impairment of long-lived assets	—	—	69	3,968
Impairment of investments	6	3	40	—
Depreciation and amortization	212	115	164	647
Provision for doubtful accounts	(7)	(4)	(10)	175
Inventory write off	—	—	25	805
Provision for related party receivables	—	—	299	—
Gain on disposal of property, plant and equipment	(15)	(8)	(10)	(9)
Gain on extinguishment of liabilities	(4,959)	(2,695)	—	—
Change in current and deferred taxes	(72)	(39)	(177)	(468)
Equity in net loss of affiliates	—	—	62	196
Change in minority interests	2	1	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	279	152	151	462
Inventories	90	49	224	95
Prepaid expenses and other assets	—	—	(21)	(36)
Accounts payable	(149)	(81)	(172)	(230)
Accrued expenses and other liabilities	(112)	(61)	(146)	(156)

Net cash used in operating activities	(202)	(110)	(558)	(600)

(1)
Relating to cumulative change in accounting principles and included in fiscal 2002 in Other Income.

See notes to consolidated financial statements.

	Fiscal year ended March 31,
	2004 U.S.$	2004 £	2003 £	2002 £
	(in millions)
Cash flow from investing activities:
Sales and maturities of debt and marketable equity securities	29	16	—	317
Purchases of debt and marketable equity securities	—	—	(20)	(111)
Sales of fixed asset investments	15	8	3	—
Purchases of property, plant and equipment	(53)	(29)	(33)	(325)
Proceeds from the sale of long-lived assets	75	41	26	175
Dividends received from affiliates	—	—	—	29
Proceeds from the sale of investments in affiliates	180	98	—	150 (1)
Net cash paid for investments in affiliates	(11)	(6)	(3)	(65)
Net cash received from disposals of subsidiaries	239	130	436	971 (1)
Net cash paid for acquisitions	—	—	—	(18)

Net cash provided by investing activities	474	258	409	1,123

Cash flow (used in)/from financing activities:
Short-term repayments, net	(26)	(14)	(30)	(206)
Term loan (repayments)/borrowings, net	—	—	(45)	981
Loan Notes (repayments)	(754)	(410)	—	—
Net cash provided by related parties	—	—	24	62
Distribution to creditors under the scheme relating to debt and borrowings(2)	(607)	(330)	—	—
Restricted cash transferred from/(to) secured accounts	1,546	840	(692)	(191)

Net cash provided by/(used in) financing activities	159	86	(743)	646
Net cash provided by/(used in) discontinued operations	20	11	(119)	11
Effects of exchange rate changes on cash and cash equivalents	(77)	(42)	(27)	(10)

Net increase/(decrease) in cash and cash equivalents	374	203	(1,038)	1,170

Cash and cash equivalents, beginning of year	353	192	1,230	60

Cash and cash equivalents, end of year	727	395	192	1,230

Supplemental disclosure of cash flow activity:
Cash payments for interest	132	72	162	266
Cash payments/(receipts) for income taxes(3)	22	12	(31)	—
Issuance of shares to extinguish liabilities	1,034	562	—	—
Distribution of warrants to former Marconi plc shareholders	22	12	—	—
Gain on extinguishment of related party liabilities	933	507	—	—
Issuance of new debt to extinguish liabilities	1,270	690	—	—
Distribution to creditors under the scheme relating to operating activities	18	10	—	—
Acquisitions:
Tangible assets acquired	—	—	—	1
Liabilities assumed	—	—	—	(2)
Intangible assets generated	—	—	—	(22)
Deferred consideration	—	—	—	41
Issuance of loan notes for acquisitions	—	—	—	—

Total cash paid for acquisitions	—	—	—	18

(1)
During the fiscal year ended March 31, 2002, the Company received shares in various businesses as consideration for the disposal of ipsaris, the trade and assets of Marconi Optical Components Ltd, and part disposal of Marconi Communications South Africa (pty) Ltd. Such non-cash consideration was fair valued at £245 million and is not included in the cash flow statement.

(2)
The distribution made to creditors under the scheme of £340 million has been reported (see note 3) in the consolidated statement of cash flows within operating and financing activities based on the nature of the creditor balances extinguished by the scheme.

(3)
Tax cash paid includes £8 million paid on the gain arising on the sale of our North American Access business ("NAA").

See notes to consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

	Fiscal year ended March 31,
	2004 U.S.$	2004 £	2003 £	2002 £
	(in millions)
Other comprehensive income/(loss):
Net income/(loss)	5,088	2,765	(1,167)	(6,359)
Other comprehensive (loss)/income:
Unrealized gains/(losses) on derivative instruments	2	1	22	(23)
Accumulated translation adjustments (net of income tax and reclassification adjustments)	(147)	(80)	43	(68)
Minimum pension liability, (net of tax of £Nil)	180	98	(295)	—

Other comprehensive income/(loss)	5,123	2,784	(1,397)	(6,450)

Disclosure of tax and reclassification amounts:
Unrealized gains/(losses) on derivative instruments, net of tax of £Nil (2003: £1)	2	1	22	(18)
Cumulative effect of accounting change, net of tax of £Nil (2003: £Nil; 2002: £1)	—	—	—	(2)
Less: reclassification adjustment for loss included in net income/(loss), net of tax of £Nil (2003: £1; 2002: £Nil)	—	—	—	(3)

Unrealized gains/(losses) on derivative instruments	2	1	22	(23)

Accumulated translation adjustments, net of tax of £Nil	(147)	(80)	43	(111)
Less: reclassification adjustment for gains included in net income/(loss), net of tax of £Nil (2003 and 2002: £Nil)	—	—	—	43

Net translation adjustments	(147)	(80)	43	(68)

Unrealized gains on investments, net of tax of £Nil (2003 and 2002: £Nil)	—	—	—	(217)
Less: reclassification adjustment for gains included in net income/(loss), net of tax of £Nil (2003 and 2002: £Nil)	—	—	—	217

Net unrealized gains on investments	—	—	—	—

See notes to consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)/EQUITY

							Accumulated other comprehensive income/ (loss)
	Ordinary shares
				Additional paid-in capital	Accumulated deficit	Capital Reduction Reserve
	Shares	Amount	Warrants					Total
	(in £ millions, except share data)
As of March 31, 2001	573,250,147	143	—	629	3,471	—	221	4,464
Net loss	—	—	—	—	(6,359)	—	—	(6,359)
Fair value movements on derivative instruments	—	—	—	—	—	—	(21)	(21)
Unrealized holding gains on investments, net of tax	—	—	—	—	—	—	(217)	(217)
Equity forward contracts	—	—	—	(25)	—	—	—	(25)
Capital contribution for stock based compensation	—	—	—	34	—	—	—	34
Translation adjustments	—	—	—	—	—	—	(68)	(68)
Cumulative effect of accounting change—EITF 00-19	—	—	—	240	—	—	—	240
Cumulative effect of accounting change—SFAS 133	—	—	—	—	—	—	(2)	(2)

As of March 31, 2002	573,250,147	143	—	878	(2,888)	—	(87)	(1,954)

Net loss	—	—	—	—	(1,167)	—	—	(1,167)
Fair value movements on derivative instruments	—	—	—	—	—	—	22	22
Capital contribution for stock based compensation	—	—	—	14	—	—	—	14
Shares issued by equity method investee	—	—	—	3	—	—	—	3
Translation adjustments	—	—	—	—	—	—	43	43
Minimum pension liability	—	—	—	—	—	—	(295)	(295)

As of March 31, 2003	573,250,147	143	—	895	(4,055)	—	(317)	(3,334)

Net income	—	—	—	—	2,765	—	—	2,765
Fair value movements on derivative instruments	—	—	—	—	—	—	1	1
Cancellation of old share capital	(573,250,147)	(143)	—	(895)	695	343	—	—
Capital contribution for stock based compensation	—	—	—	1	—	—	—	1
Gain on extinguishment of related party liabilities	—	—	—	507	—	—	—	507
Gain on waiver of related party balances	—	—	—	42	—	—	—	42
Issuance of ordinary shares in exchange for extinguished liabilities	200,000,000	50	—	512	—	—	—	562
Issuance of ordinary shares on exercise of warrants	3,769	—	—	—	—	—	—	—
Distribution of warrants	—	—	12	—	(12)	—	—	—
Stock based compensation	—	—	—	48	—	—	—	48
Translation adjustments	—	—	—	—	—	—	(80)	(80)
Minimum pension liability	—	—	—	—	—	—	98	98

As of March 31, 2004	200,003,769	50	12	1,110	(607)	343	(298)	610

See notes to consolidated financial statements.

Marconi Corporation plc and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

        Marconi Corporation plc and its subsidiaries and joint ventures (together the "Company") is a multi-regional provider of telecommunications equipment and services which it supplies to major telecommunication network operators, government agencies and selected large enterprises world-wide. In connection with the Financial Restructuring (see note 3), the Company adopted a new reporting structure that segments its business along geographical lines. Commencing with the fiscal quarter ended September 30, 2003, the Company has reported the results of the businesses based in the U.S. (North American Ring-fence or "NARF") separately from the results of its businesses based in Europe and the rest of the world other than the U.S. (Non Ring-fenced businesses or "Non NARF") as follows:

  •
  NARF mainly comprises the equipment and services activities of the U.S. based Broadband Routing and Switching ("BBRS") and Outside Plant & Power ("OPP") (irrespective of the country of destination of these revenues); and

  •
  Non NARF mainly comprises the European and the rest of the world businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

2.     Summary of significant accounting policies

Basis of consolidation

        The accompanying consolidated financial statements include the accounts of Marconi Corporation plc and its subsidiaries that are more than 50% owned and controlled. Investments in affiliates in which the Company exercises significant influence but not control (generally those with a 20-50% ownership interest) are accounted for under the equity method of accounting. Investments in non-listed entities in which the Company has less than a 20% ownership interest are accounted for under the cost method. All intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

        The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory write-downs, depreciation and amortization, sales returns, warranty costs, taxes, certain accruals, payables, long-term contract profit estimates, employee benefits, long-lived asset impairment calculations and contingencies. Actual results could differ from these estimates.

Income taxes

        The Company recognizes deferred tax assets and liabilities using enacted tax rates to calculate temporary differences between the tax basis of assets and liabilities and the financial statement carrying amounts. The Company recognizes a valuation allowance against such deferred tax assets when it is "more likely than not" that such assets will not be recovered. During fiscal years 2004 and 2003 all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully reserved.

Foreign currency

        The consolidated financial statements are prepared in U.K. pounds sterling. The functional currency of each of Marconi Corporation plc's subsidiaries is the local currency in which the subsidiary is located. Transactions in currencies other than the functional currency are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated are recognized in the statement of operations.

        Net income and cash flows of non-U.K. pounds sterling subsidiaries and equity investments are translated at the average rates of exchange during the year. The assets and liabilities of such entities are translated at year-end rates of exchange. Translation adjustments are included in other comprehensive (loss)/income, as a separate component of shareholders' equity. Key exchange rates relative to U.K. pounds sterling used are as follows:

	Average rates
	Fiscal year ended March 31,			Year-end rates As of March 31,
	2004	2003	2002	2004	2003
U.S. Dollar	1.70	1.55	1.43	1.84	1.58
Euro	1.44	1.55	1.63	1.50	1.45

Convenience translation

        The consolidated financial statements are presented in millions of U.K. pounds sterling. In addition, the consolidated financial statements as of and for the fiscal year ended March 31, 2004 are also presented in U.S. dollars. These U.S. dollar amounts are presented solely for the convenience of the reader at the rate of £1.00 = U.S.$1.84, the noon buying rate of the U.S. Federal Reserve Bank as of March 31, 2004. This rate may differ from the rates used in the preparation of our consolidated financial statements. These translated amounts should not be construed as representations that the U.K. pounds sterling amounts could have been, or could in the future be converted into U.S. dollars at this or any other exchange rate.

Revenue

        The Company recognizes revenue under Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and certain Production-Type Contracts, SOP 97-2, Software Revenue Recognition and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements depending upon the terms of the contract.

        Revenue from product sales of hardware and software is recognized when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; customer acceptance has occurred; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

        Revenue from services is recognized at time of performance and acceptance by the customer.

        Revenue from multiple element contracts is allocated based on the relative fair value of each individual element.

        Revenues and estimated profits on long-term contracts are recognized under the percentage-of-completion method of accounting using a cost-to-complete methodology. Profit estimates are revised periodically based on the latest available information. When estimates of total contract revenues and costs indicate a loss, a provision for the entire amount of the contract loss is recognized in the period in which the loss becomes evident.

        Revenue is reported net of sales returns and allowances, early settlement discounts, sales rebates settled by credit notes, volume discounts and commissions earned by distributors.

Research and development costs

        Research and development costs are expensed as incurred unless specifically billable to and recoverable from customers under agreed contract terms of underlying agreements.

Cash and cash equivalents

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted cash

        Cash balances pledged or advanced as collateral are considered to be restricted cash. At March 31, 2004 and 2003, the total restricted cash was £124 million and £964 million respectively. The total restricted cash balance consists of: £Nil million (2003, £771) held in secured accounts, £85 million (2003, £135 million) of cash collateral placed against bonding facilities; £Nil million (2003, £27) of cash held in Employee Share Option Plan ("ESOP") escrow accounts; £18 million (2003, £17 million) of cash in insurance reserves; £11 million (2003, £14 million) of cash deposited against secured loans in Italy and £10 million (2003, £Nil) of cash deposited in the Mandatory Redemption Escrow Account ("MREA").

Marketable equity securities

        Investments in securities are classified as available-for-sale and recorded at fair value. Net unrealized holding gains and losses, net of tax, are reported as a separate component of shareholders' equity, except where holding losses are determined to be "other-than-temporary", whereby the losses are reported in gains and losses on sales of investments in the consolidated statement of operations. Gains and losses on disposals of marketable equity securities are determined using the specific identification method.

Inventories and contracts in progress

        Inventories are stated at the lower of cost, including appropriate overheads, determined on a weighted-average basis or estimated net realizable value. Reserves are made for any losses incurred or expected to be incurred on uncompleted contracts. Profit on long-term contracts in progress is taken when a sale is recorded on part-delivery of products or part-performance of services, provided that the outcome of the contract can be assessed with reasonable certainty. Advance payments received from customers are shown as creditors unless there is a right of set-off against the value of work undertaken.

Progress payments received are deducted from the value of the work carried out, any excess being included with payments received in advance.

Property, plant and equipment

        Property, plant and equipment is stated at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives for buildings and improvements are between 25 and 50 years and the estimated useful lives for machinery and equipment are between 3 and 10 years. Significant improvements, which substantially extend the useful lives of assets, are capitalized. Maintenance and repairs are charged to expense as incurred. Upon disposal of an asset, its accumulated depreciation is deducted from the original cost and any gain or loss is reflected in operating (loss)/income.

Impairment or disposal of long-lived assets

        The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows, on an undiscounted basis, expected to result from the use of the asset, including its disposition, is less than the carrying value of the asset. The impairment loss is calculated by comparing the carrying value of the asset with its fair value, which is usually estimated using discounted cash flows expected to be generated from the assets.

        During fiscal 2004 tangible fixed assets were impaired by £Nil million (2003, £69 million).

        Long-lived assets are classified as held-for-sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets have been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount and fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

        The Company classifies an asset or asset group that will be disposed of other than by sale as held and used until the disposal transaction occurs. The asset or asset group continues to be depreciated based on revisions to its estimated useful life until the date of disposal or abandonment.

Goodwill and other intangible assets

        In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill, but instead tests for impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

        If the carrying amount of the reporting unit exceeds its estimated fair value, its associated goodwill is written down to its implied fair value using a hypothetical purchase price allocation. Any impairment loss is recorded in the consolidated statement of operations. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

        The Company has no intangible assets for which it has adopted an indefinite useful life. Intangible assets are carried at cost and are amortized using the straight-line method over the estimated periods to be benefited, ranging from 4 to 15 years.

Concentrations of credit risk

        Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit policies with regard to its counterparties that enable management to manage overall credit risk. The Company generally does not obtain collateral to support the agreements but establishes credit limits, monitors the financial viability of counterparties and seeks guarantees where appropriate. The Company believes that it has established adequate reserves in regard to the risk of non-performance by counterparties. At March 31, 2004, British Telecommunications plc ("BT") accounted for approximately 11% of the group's trade receivables.

Derivative instruments, excluding equity forward contracts

        The Company is exposed to interest rate risk on its borrowings, cash and investments. Prior to the Financial Restructuring, the Company's general policy was to maintain at least 50% of debt at fixed rates of interest. This was achieved by entering into receive-variable pay-fixed interest rate swaps to reduce variability of cash flows on floating-rate debt, and entering into receive fixed, pay-variable interest rate swaps to reduce the fair value risk on its fixed rate bonds. As a result of the discussions relative to the Financial Restructuring, these contracts were all terminated during fiscal 2003. Under the terms of the Company's Senior Notes, no hedging of this risk is permitted.

        The Company's derivative financial instruments are for purposes other than trading and are not entered into for speculative purposes. No derivative instruments were outstanding in fiscal 2004. The Company's non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt.

Equity forward contracts

        The Company's former parent company Marconi plc (now known as M (2003) plc), did, in the past, issue share options to the Company's employees under a number of different option plans, collectively known as the "ESOP". Under these plans, options may be satisfied by way of a transfer of existing M (2003) plc ordinary shares acquired in the market by an employee trust or other vehicle, or, under some of the plans only, by an issue of new M (2003) plc shares.

        From January 2000, in order to hedge part of the potential cost of the plans estimated at that time, the independent trustee of the Marconi Employee Trust ("MET"), Bedell Cristin Trustees Limited ("BCTL"), entered into swap contracts with three financial institutions (the ESOP Derivative Banks) to purchase a total of 40 million shares in the future at prices which were fixed at the date of contract.

        Emerging Issues Task Force ("EITF") No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, requires such instruments to be marked to market, and the obligations recorded as a liability. As a result, in fiscal 2002, the Company recorded a cumulative effect of changes in accounting principles of £240 million related to the loss on such instrument as of the implementation date, which was previously recorded within equity. Subsequent to the implementation date, additional market losses of £95 million have been recorded in other expenses in the statement of operations.

        At March 31, 2003, the purchase of 38.5 million shares under these contracts was outstanding. The maximum exposure under the contracts was £337 million, plus accrued finance charges. Certain contracts required BCTL to deposit cash collateral with the relevant ESOP Derivative Banks if the share price falls to certain levels stipulated in those contracts. The Company, at the request of M (2003) plc, funded the provision of this collateral.

        At March 31, 2002, £214 million of collateral, the maximum amount of collateral payable under these contracts, had been paid. Agreement has been reached to settle these contracts, which were closed out on May 19, 2003. The agreed settlement amount is £35 million. The carrying value at March 31, 2003 was £158 million. At March 31, 2003, £27 million of cash was held in escrow with respect to these equity forward contracts. See Restricted cash within this section.

Fair value hedges

        In connection with the Financial Restructuring, the Company cancelled all outstanding interest rate hedging contracts in fiscal 2003. Prior to this, as part of its overall risk management strategy, the Company used derivatives to convert its fixed-rate debt into variable-rate debt, and to hedge its foreign currency firm commitments. These derivatives were typically designated as fair value hedges, to manage the interest rate risk or foreign currency risk of the hedged item accordingly. The carrying amount of the hedged item was adjusted for gains or losses attributable to the hedged risk. This unrealized gain or loss was offset by changes in the fair value of the derivative. All hedging ineffectiveness was included in earnings in the relevant period.

        Hedge accounting was discontinued prospectively when the derivative no longer qualified as an effective hedge, the derivative was terminated or sold, or on the sale or early termination of the hedged item.

        For fiscal 2003, the ineffective portion of all the Company's fair value hedges was immaterial as the terms of the hedging instruments matched the terms of the underlying hedged items. The Company did not exclude any components of the derivative gains and losses from the assessment of hedge effectiveness. The amount recognized in earnings for hedged firm commitments that no longer qualified for fair value hedges was immaterial.

Net investment hedges

        Prior to the Financial Restructuring, the Company's policy was to finance its activities in the same currencies as those used for its foreign investments in order to hedge foreign currency exposure of net investments in foreign operations. This policy has been implemented either by financing in the related currency or using derivatives, such as currency swaps, which provide a synthetic effect of a foreign currency loan, thereby reducing the exchange risk. As a result of the Financial Restructuring, which became effective May 19, 2003, a significant portion of the Company's borrowings is denominated in U.S. Dollars. For further information on the Company's Financial Restructuring, refer to note 3, Financial Restructuring.

        For fiscal 2004, approximately £12 million (2003, £169 million) of net gains related to non-derivative instruments used as net investment hedges were included as a cumulative translation adjustment in the statement of comprehensive (loss)/income. These net gains principally offset the net losses recorded on the respective net investments in foreign currencies being hedged. The hedge instruments used by the Company did not result in any material ineffectiveness. Their notional amounts were similar to the net investments being hedged as of the beginning of each quarter, and the currencies of the hedging instrument and hedged item were the same.

        The recorded amounts of the hedging instruments are as follows:

	At March 31, 2004	At March 31, 2003
	(in £ millions)
Loans	250	2,330

Cash flow hedges

        In connection with the Financial Restructuring, the Company cancelled all outstanding interest rate hedging contracts in fiscal 2003. Prior to this, the Company used interest rate swaps to hedge the uncertainty of future cash flows due to its floating rate debt.

        Hedge accounting was discontinued prospectively when the derivative no longer qualified as an effective hedge or the derivative was terminated or sold. On the sale or early termination of the hedged item, gains and losses were immediately reclassified to other (income)/expense.

        For fiscal 2003, the total ineffectiveness of all cash flow hedges was immaterial since most of the terms of the hedging instruments matched the terms of the underlying hedged items. The reclassification of gains and losses into earnings from accumulated other comprehensive income as a result of the discontinuance of cash flow hedges because management estimated that it was no longer probable that original forecasted transactions would occur by the end of the originally specified time period or within an additional two-month's thereafter was also immaterial.

        For those hedging relationships that were designated as cash flow hedges the respective effective portion of the gain or loss recorded in other comprehensive income until it was necessary to be adjusted against net income in order to offset the respective change in expected future cash flows on the hedged transaction.

        The total amount of losses in accumulated other comprehensive income of £23 million (£1 million related to tax) was reclassified into earnings during fiscal 2003 because, as a consequence of the Financial Restructuring which occurred on May 19, 2003 it was no longer probable at March 31, 2003 that the forecasted transactions would occur. No such transfer was required during fiscal 2004 as no hedging contracts were outstanding during the year.

Embedded derivatives

        The Company has entered into various contracts that may contain "embedded" derivative instruments, implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. According to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, they would need to be bifurcated from the host contract and accounted for as a derivative instrument. The Company has assessed the existence of potential embedded derivatives contained in its contracts.

        All derivatives not designated as certain hedges are recorded on the balance sheet at fair value with all changes in fair value being recorded as a component of income from continuing operations during the period that such contracts remain outstanding.

        The Senior Notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative in accordance with SFAS 133. The fair value of the embedded derivative at March 31, 2004 was approximately £7.1 million and is included within long-term other liabilities.

        The Company has developed a fair value model with the assistance of outside advisors to arrive at an estimate of the fair value of the embedded derivative in relation to the Senior Notes. The model uses various assumptions, which includes changes in credit risk, expected timing of redemption of the Senior Notes and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as interest expense, which is a non-cash item. The application of this accounting policy has increased the volatility of reported income. While the Company has made an estimate of the fair value of the embedded derivative using a model that is believed to be appropriate and based upon reasonable assumptions, certain of the assumptions used are subjective and may require adjustment in the future.

        At March 31, 2004 and 2003, other current assets included £Nil million and £14.9 million respectively, representing the fair value of derivative instruments. In addition, £7.1 million and £67.5 million were included in accrued expenses and other current payables for derivative liabilities at March 31, 2004 and 2003, respectively.

Pension and other post-retirement benefits

        The Company accounts for its defined benefit pension plans and its non-pension post-retirement benefit plans using actuarial models required by SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions or non-pension post-retirement benefit plans are earned in, and should follow, the same pattern.

        One of the main components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns (to the extent that they exceed 10% of the market value of assets at the start of the period) are recognized in the net periodic pension calculation over the remaining average service lifetimes of active members.

        The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets.

        The discount rate assumptions used for pension and non-pension post-retirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments on March 31 of each year. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates.

        If the unfunded accumulated benefit obligation exceeds the fair value of the plan assets, the Company recognizes an additional minimum liability that is at least equal to the unfunded accumulated benefit obligation. Where an additional minimum liability is recognized an intangible asset is recognized up to the amount of any unrecognized prior service cost and the balance is recognized through other comprehensive income.

Product warranty

        Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve equipment quality and minimize warranty claims. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Stock based compensation

        SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure of Amendment of FASB Statement No. 123" amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        Prior to the completion of the Financial Restructuring described in note 3, employees of the Company participated in a number of stock option plans whereby they received rights over shares in M (2003) plc, the former parent company of the Company. The Company accounted for those employees stock options under APB No. 25, Accounting for Stock Issued to Employees with any expense being matched by a credit to shareholders' equity as a capital contribution by M (2003) plc. Following the completion of the Financial Restructuring, the Company is no longer a subsidiary of M (2003) plc and no further cost is recorded in respect of these stock option plans.

        Following the Financial Restructuring, the Company established two plans under which it grants options over its own shares: a nil cost senior management share option plan and a market value employee share option plan. The Company accounts for such employee share plans under APB 25.

        The Company recognized compensation expense in the years ended March 31, 2004 and 2003 of approximately £48 million and £14 million respectively. Had compensation cost for the employee share plans been determined consistent with the fair value methodology of SFAS 123, the Company's net income/(loss) would have been as follows:

	March 31,
	2004	2003	2002
	(in £ millions, except per share data)
Net income/(loss):
As reported	2,765	(1,167)	(6,359)
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(5)	—	(20)
Add back: Total stock-based employee compensation determined under APB 25	48	14	26

Pro forma income/(loss)	2,808	(1,153)	(6,353)

Pro forma income/(loss) per share:
Basic	11.23	(2.01)	(11.08)

Diluted	11.09	(2.01)	(11.08)

        Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31,
	2004	2003	2002
Risk-free interest rate	4.25%	n/a	4.41%
Expected life (years)	10	n/a	4.9
Assumed volatility	64.91%	n/a	60.0%
Expected dividends	—	—	—

        As described in note 17, Employee stock option plans, during fiscal 2004, a total of 23,860,000 options were granted. No stock options were granted during fiscal 2003.

Other comprehensive loss

        Comprehensive loss represents the net income/(loss) for the period plus the results of certain shareholders equity changes that are not reflected in the consolidated statements of operations.

        The accumulated balances of other comprehensive income are as follows:

	Net unrealized gains/(losses) on investments	Accumulated translation adjustments	Net unrealized gains/(losses) on derivative instruments	Minimum pension liability adjustment	Accumulated other comprehensive loss
	(£)
As of March 31, 2001	217	4	—	—	221
Cumulative effect of change in accounting principles	—	—	(2)	—	(2)
Movement for the year	(217)	(68)	(21)	—	(306)

As of March 31, 2002	—	(64)	(23)	—	(87)
Movement for the year	—	43	22	(295)	(230)

As of March 31, 2003	—	(21)	(1)	(295)	(317)
Movement for the year	—	(80)	1	98	19

As of March 31, 2004	—	(101)	—	(197)	(298)

Earnings per share

        Earnings per share ("EPS") are computed in accordance with SFAS 128, Earnings per Share. Basic EPS is computed by dividing consolidated net income by the weighted average number of ordinary shares outstanding during the period. Diluted EPS is computed by dividing consolidated net income by the sum of the weighted average number of shares outstanding and the weighted average number of potentially dilutive common shares, based on the assumed exercise of dilutive share options under the Company's stock option plans. Such potentially dilutive common shares are excluded when the effect would be to reduce a loss per share. During fiscal 2003 and 2002, there were no potentially dilutive common shares as all share option plans related to shares of Marconi plc (now known as M (2003) plc).

        On May 19, 2003 in connection with the Financial Restructuring, the Company cancelled the existing ordinary shares in issue at March 31, 2003 and issued 1 billion new ordinary shares. Following a one-for-five share consolidation that occurred in September 2003, the amount of ordinary shares outstanding was reduced to 200 million. Refer to note 3, Financial Restructuring, for further details.

Recently issued accounting pronouncements not yet adopted

        The United States Financial Accounting Standards Board ("FASB") has issued the following standards that have yet to be adopted by the Company:

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004 the FASB issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 requires that the Company follow the provisions of SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" when accounting for the effects of the federal subsidy.

FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. When FSP FAS 106-2 becomes effective it supersedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which allows the Company to defer recognizing the effects of the Act until appropriate authoritative guidance has been issued and is effective. The Company participates in a post-retirement benefit plan, which has a measurement date of March 31, 2004. The Company has elected to adopt the provisions of SFAS No. 106, to the provisions of the Act under the guidance given in FSP FAS 106-2 for its annual period beginning after June 15, 2004, which is the Company's March 31, 2005 year end. Therefore, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost contained in the Company's consolidated financial statements do not reflect the effects of the Act. The Company is still reviewing the potential impacts of the Act on its postretirement benefit plans including whether the benefits under its plans are actuarially equivalent to Medicare Part D.

Financial statement reclassifications

        Certain reclassifications have been made to 2003 and 2002 balances as well as segment information, in order to conform to the 2004 presentation.

Non-statutory accounts

        The accompanying financial statements do not comprise "statutory accounts" within the meaning of Section 240 of the U.K. Companies Act 1985. The Company's statutory accounts for fiscal 2004 prepared in accordance with generally accepted accounting principles in the United Kingdom ("U.K. GAAP") will be delivered to the Registrar of Companies for England and Wales.

        The auditors' report on those accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the U.K. Companies Act 1985.

3.     Financial Restructuring

        On May 19, 2003, Marconi Corporation plc and its former parent holding company, M (2003) plc, concluded a Financial Restructuring. The Financial Restructuring was effected through two separate "schemes of arrangement" under the U.K. Companies Act 1985. A scheme of arrangement is a procedure under English law through which a company may enter into a voluntary compromise or arrangement with one or more classes of its creditors to effect a Financial Restructuring of its financial obligations. One scheme of arrangement involved all of the creditors of the Company, other than certain excepted categories of creditors but including the syndicate banks and bondholders to whom the primary financial indebtedness was owed. The second scheme of arrangement involved creditors of M (2003) plc. In connection with the Financial Restructuring, the existing share capital of Marconi Corporation plc was converted to non-voting deferred shares, and subsequently cancelled through a capital reduction. As a result, Marconi Corporation plc became the new parent holding company of the group, replacing M (2003) plc, and M (2003) plc ceased to be a member of the group.

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

        In addition, on May 19, 2003, the Company issued 5 million ordinary shares (one million after a one for five share consolidation that occurred in September 2003), representing 0.5% of the Company's issued ordinary share capital on May 19, 2003, and warrants, exercisable at £7.50 per share (following one for five share consolidation that occurred in September 2003), to subscribe for up to 50 million additional ordinary shares (10 million after the one for five share consolidation that occurred in September 2003), equal to 5% of our issued ordinary share capital on May 19, 2003, to shareholders of M (2003) plc. The issuance of the warrants to the former shareholders in M (2003) plc was accounted for as a distribution. In connection with the Financial Restructuring, the Company listed its ordinary shares on the London Stock Exchange ("LSE") and established an American Depositary Receipt ("ADR") program in respect of those shares.

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

        The gain was allocated to shareholders' equity to the extent that it related to the extinguishment of related party liabilities and to the statement of operations to the extent that it related to the extinguishment of third party liabilities. The gain on extinguishment of the liabilities is determined in accordance with APB Opinion 26, Extinguishment of Debt, as follows:

(in £ millions)
Carrying value of extinguished third party liabilities:
Short-term borrowings	2,124
Current maturities of long-term debt (held by third parties)	1,808
Debt issuance costs on extinguished debt	(23)
Corporate tax obligations	10
Other current liabilities	3
Accrued interest accrued on long-term debt and short-term borrowings	113

Total carrying value of extinguished third party liabilities	4,035

Carrying value of extinguished related party Liabilities:
Current maturities of long term debt (held by related parties)	385
Debt issuance costs on extinguished bonds	(4)
Amounts owed to M (2003) plc and fellow subsidiaries	378

Total carrying value of extinguished related party liabilities	759

Total carrying value of liabilities extinguished	4,794

Less fair value of consideration of new shares, new debt and cash exchanged for liabilities extinguished:
Cash	(340)
Debt:
Senior Notes repayable April 2008 at fair value(b)	(407)
Junior Notes repayable October 2008 at fair value(b)	(291)
Debt issuance costs	8

Carrying value of new debt, net of issuance costs	(690)

Equity:
New shares(a)	(570)
Equity issuance costs	8

Fair value of new equity	(562)

Gain on extinguishment of liabilities	3,202

Allocation of gain on extinguishment of liabilities:
Gain on extinguishment of third party liabilities	2,695
Gain on extinguishment of related party liabilities	507

3,202

(a)
The fair value of the 995 million shares in the Company is based upon the closing price of 57.25 pence as of May 19, 2003, as reported on the LSE.

(b)
The fair value of the new Senior Notes and Junior Notes issued is based upon the closing price of 93% and 98%, respectively, on May 19, 2003, as reported on the LSE.

        The ESOP derivative settlement was conditional on the Financial Restructuring becoming effective. Accordingly, the ESOP derivative settlement became effective on May 19, 2003. As a result, the Company paid £35 million in cash to the ESOP derivative banks to settle the liability to the ESOP derivative banks recorded in the consolidated balance sheet as of March 31, 2003. The resulting gain, arising on the release of this liability, of £123 million is reflected in the statement of operations for the first quarter of fiscal 2004.

        The Financial Restructuring of M (2003) plc and the Company was implemented by way of two separate schemes of arrangement under section 425 of the U.K. Companies Act 1985. As a result, the gain on extinguishment described above will not give rise to any taxable amounts.

        The following unaudited pro forma data illustrates the impact that the Financial Restructuring would have had on the consolidated statement of operations for the year ended March 31, 2004 and 2003 as if the Financial Restructuring had been completed on April 1, 2002.

	March 31,
	2004	2003
	(in £ millions except per share data)
Pro-forma statement of operations data:
Operating (loss)/profit	(209)	581
Income/(loss) from continuing operations	2,592	(867)
Income/(loss) per share—basic and diluted	12.96	(4.34)

4.     Balance sheet information

	March 31,
	2004	2003
	(in £ millions)
Accounts receivable, net:
Accounts receivable	349	540
Allowance for doubtful accounts	(40)	(78)

Total	309	462

Inventories:
Finished goods	69	76
Work-in-process	46	69
Raw materials	59	89

Total	174	234

Accrued expenses and other current liabilities:
Accrued income and other taxes	129	150
Accrued expenses and deferred income	128	182
Other	347	766

Total	604	1,098

Property, plant and equipment, net:
Land	115	139
Building and improvements	10	10
Machinery and equipment	568	785

	693	934
Less: accumulated depreciation	(527)	(671)

Total	166	263

        Depreciation expense for fiscal 2004 was £71 million (2003, £125 million and 2002, £217 million). During fiscal 2004 the Company capitalized £Nil million (2003, £0.4 million and 2002, £4 million) in interest expense related to construction in progress.

        During fiscal 2004 the Company disposed of property, plant and equipment with a net book value of £33 million for sales proceeds of £41 million.

        During fiscal 2003 the Company disposed of land and buildings with a net book value of £6 million for sales proceeds of £17 million. The Company subsequently leased back 40% of these land and buildings under a 10-year sale and leaseback agreement. The Company has a continuing involvement in the land and buildings disposed, being an interest in any future appreciation without risk of loss. The Company is accounting for the 40% leased back as a financing transaction.

        During fiscal 2002 the Company disposed of land and buildings with a net book value of £14 million for sales proceeds of £21 million. The Company subsequently leased these land and buildings under a 21-year sale and leaseback agreement. The Company has a continuing involvement in the land and buildings disposed, being an interest in any future appreciation without risk of loss. The Company is accounting for this transaction as a financing transaction.

        Total future lease payments under these transactions are £35.3 million and the minimum amount due for each of the next five years is £2.8 million.

        During fiscal 2004 in conjunction with the business restructuring and site rationalizations described in note 6, Business restructuring charges, the Company impaired property, plant and equipment by £Nil million (2003, £69 million and 2002, £154 million).

5.     Debt and credit facilities

Short-term debt

        The Company's short-term borrowings consist primarily of secured bank loans and current maturities of long-term debt, which relate mainly to our Senior secured Notes.

        Under the Company's 1998 syndicated credit agreement, a group of banks committed a maximum of €4.5 billion (approximately £2.8 billion) at March 31, 2001 on an unsecured, revolving basis until March 25, 2003. Effective March 22, 2002, the undrawn portion of this facility was cancelled and the facility was placed on demand. Under the terms of this agreement, borrowings bear interest of 0.175% per annum over London inter-bank offered rate ("LIBOR").

        As of March 31, 2002, the average interest rate on borrowings under the facility was 2.71% per annum (2001, 6.21%). On April 25, 2002, the Company agreed to increase the interest rate on the syndicated facility to 2.25% per annum over LIBOR effective from April 1, 2002. As of March 31, 2003, the average interest rate, reflecting the agreed increase, on borrowings under the facility was 6.36%. No undrawn amounts were available to the Company under outstanding credit facilities at March 31, 2003.

Long-term debt

	March 31,
	2004	2003
	(in £ millions)
Restructured debt	—	2,221
U.S.$ denominated Senior Notes	250	—
U.S.$ denominated Junior Notes	—	—
Other bank debt	24	—
Capital leases	2	—

Total obligations	276	2,221
Current maturities of U.S.$ denominated Senior Notes	(8)	—
Current maturities of other long-term debt	(4)	(2,191)

Total long-term debt	264	30

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

        The aggregate fair value on May 19, 2003 of the notes issued was approximately £698 million. The new notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative and is fair valued at the end of each period. The fair value of the embedded derivative at March 31, 2004 was approximately £7.1 million in relation to the Senior Notes and is included within long-term other liabilities. For further details on the Financial Restructuring, refer to note 3.

        On September 19, 2000, the Company issued for cash consideration, two unsecured yankee bonds having an aggregate principal amount of U.S.$1.8 billion (approximately £1.3 billion). One bond was issued for U.S.$900 million (approximately £630 million) with a coupon rate of 7.75% per annum, maturing on September 15, 2010. The other bond was issued for U.S.$900 million (approximately £630 million) with a coupon rate of 8.375% per annum, maturing on September 15, 2030. On March 17, 2003, the Company failed to meet a scheduled interest payment on these bonds. As a result, at March 31, 2003, these bonds were repayable on demand.

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

        Both the yankee bonds and the euro bonds were extinguished by the Financial Restructuring and are no longer outstanding. Amounts owing under the syndicated credit facility were also extinguished. For further details on the impact of the Financial Restructuring on the short- and long-term debt, refer to note 3.

Early debt repayment

        On March 8, 2004, the Company completed the final redemption of the aggregate principal amount of the Junior Notes, which resulted from the previously disclosed sale of the Company's NAA business on February 20, 2004.

        The Company made redemptions and repurchases totaling U.S.$230 million (approximately £127 million) of the aggregate principal amount of the Senior Notes in the year-ended March 31, 2004, as follows:

  •
  A redemption of U.S.$59 million on March 8, 2004, as a result of the disposal of NAA;

  •
  A repurchase of U.S.$33 million on March 15, 2004, and a further repurchase of U.S.$24 million on March 16, 2004;

  •
  A redemption of U.S.$74 million on March 18, 2004, resulting primarily from the release of the full balance of U.S.$68 million held within the Company's Existing Performance Bond Escrow Account ("EPBEA"). Approximately U.S.$6 million of Senior Notes owned by the Company were included in this redemption.

  •
  A redemption of U.S.$30 million on March 23, 2004, resulting primarily from the receipt by the Company of proceeds from the final redemption of the Junior Notes. The Company received these proceeds due to its holdings of Junior Notes following the previously disclosed market repurchases undertaken on February 17, 2004. Approximately U.S.$3 million of Senior Notes owned by the Company were included in this redemption.

  •
  The Company announced repurchases totalling U.S.$35 million on March 31, 2004, of which U.S.$15 million was settled after March 31, 2004.

        Since March 31, 2004, the Company has completed the fourth mandatory partial redemption of the Senior Notes. On April 22, 2004, the Company redeemed U.S.$27 million, resulting primarily from releases of cash collateral following the expiry of certain performance bonds and letters of credit, proceeds from disposals of miscellaneous assets and the receipt of approximately U.S.$ 10 million into the Mandatory Redemption Escrow Account ("MREA") as a result of the second and third mandatory redemptions of Senior Notes that were previously repurchased by the Company. Current maturities of long term debt in the table above of £8 million in respect of the Senior Notes represents the balance in the MREA account at March 31, 2004.

        The following table sets forth the mandatory reductions in principal under the terms of all long-term debt agreements for each of the next five fiscal years based upon the amounts outstanding at March 31, 2004:

(in £ millions)
2005	12
2006	5
2007	5
2008	3
2009	244
Thereafter	7

Long-term debt, including current maturities	276

        Short-term debt of approximately £0.5 million is also repayable upon demand.

6.     Business restructuring charges

        As a result of an operational review in September 2001, following a sudden and significant downturn in trading in the global telecommunications markets, a period of restructuring began with the focus of reducing group indebtedness. This restructuring, which will be completed in fiscal 2005, has spanned fiscals 2002, 2003 and 2004.

        When management reviews the operating income performance of the segments described in note 10, Segment and related information disclosures, management uses U.K. GAAP operating (loss)/profit before goodwill and intangible asset amortization, U.K. GAAP operating exceptional items, gains and losses on business disposal and the impact of less than 50% owned affiliates. This measure allocated to those segments does not include business restructuring charges, which relate to the reorganization of the business as a whole. A segmental allocation of restructuring charges is impracticable. Consequently, a segmental analysis has not been provided.

        The following tables show the activity by statement of operations heading and the balances remaining in other liabilities at March 31, 2004 and 2003 following the implementation of actions required to achieve these objectives.

			Utilized
	Balance at March 31, 2003	Charged in fiscal 2004	Net cash payments	Non cash Movement	Balance at March 31, 2004
	(in £ millions)
Business restructuring costs:
Employee severance	10	63	(58)	—	15
Site rationalization	36	6	(31)	(1)	10
Contractual commitments and other restructuring	3	—	(2)	—	1
Advisor fees	1	45	(33)	(13)	—

Total	50	114	(124)	(14)	26

			Utilized
	Balance at March 31, 2002	Charged in fiscal 2002	Net cash payments	Non cash Movement	Balance at March 31, 2003
	(in £ millions)
Business restructuring costs:
Employee severance	30	128	(148)	—	10
Site rationalization	40	36	(40)	—	36
Contractual commitments and other restructuring	13	—	—	(10)	3
Systems implementation	24	(7)	(17)	—	—
Advisor fees	—	64	(63)	—	1

Total	107	221	(268)	(10)	50

Employee severance

        The Company recorded a charge of £63 million during fiscal 2004 associated with redundancy payments for approximately 1,600 employees. The total reduction in headcount in Network Equipment and Network Services in fiscal 2004 was approximately 5,000. The cost related to approximately 1,600 employees is included in the charge for fiscal 2004. Any other severance costs related to these headcount reductions are included in cash payments for fiscal 2004 in the table above. The Company expects to make cash payments in fiscal 2005 with respect to the balance remaining at March 31, 2004.

Site rationalization

        The Company recorded a charge of £6 million and made cash payments of £31 million in fiscal 2004 relative to site rationalization representing additional costs associated with closing and consolidating various sites around the world as part of its business reorganization. Approximately 50 sites were closed or disposed of during fiscal 2004, across all regions, of which the most significant were sites in Frankfurt and Ottawa. In fiscal 2003, the Company recorded a charge of £36 million and made cash payments of £40 million.

Contractual commitments and other restructuring

        During fiscal 2004, the Company did not record any further charges in respect of other costs associated with its business reorganization program, but made cash payments of £2 million. Non-cash costs of £10 million were charged during fiscal 2003. The Company expects to make cash payments in fiscal 2004 with respect to the balance of the unused charged amount remaining at March 31, 2004.

Advisor fees

        The charge of £45 million that we recorded in fiscal 2004 relative to advisor fees represents charges from the Company's external advisors with respect to the Company's Financial Restructuring. The non-cash movement of £13 million in fiscal 2004 relates to advisor fees prepaid at March 31, 2003 and expenses during fiscal 2004. The Company made cash payments totaling £33 million during fiscal 2004. Additional amounts in respect of ongoing scheme administration expenses will be expensed as incurred.

7.     Goodwill

        The changes in the carrying amount of goodwill for the year ended March 31, 2004, are as follows:

Cost
(in £ millions)
Balance at April 1, 2002	679
Goodwill disposed of	(2)
Translation adjustment	(20)

Balance at March 31, 2003	657
Goodwill disposed of	(62)
Translation adjustment	(21)

Balance at March 31, 2004	574

        Goodwill disposed of in fiscal 2004 relates to the sale of the Company's NAA business in February 2004. At March 31, 2004, approximately £63 million relates to our NARF segment and the remaining £511 million to our Non NARF segment.

        The Company completed its annual impairment review of goodwill in September 2003, and concluded that no impairment was required. The assessment measured the amount by which the carrying amounts of the goodwill and intangible assets exceeded the present value of expected future cash flows from operations for all reporting units.

        Following a similar review in fiscal 2002 goodwill was impaired by £2,622 million. This amount is included in the caption "Impairment of long-lived assets" in the consolidated statement of operations and is explained further in note 2, Summary of significant accounting policies. There was no impairment of goodwill in fiscal 2003. Amortization expense for fiscal 2002 was £393 million.

8.     Intangible assets

        Intangible assets, net of amortization, consist of the following:

	March 31,
	2004		2003
	Cost	Accumulated amortization	Cost	Accumulated amortization
	(in £ millions)
Core developed technology	360	(309)	360	(267)
Internally generated software	5	(4)	5	(3)
Trademarks	1	—	1	—
Customer lists	6	(2)	6	(1)

	372	(315)	372	(271)

        Amortization of intangibles for fiscal 2004 was £44 million (2003, £44 million and 2002, £43 million). Intangible amortization expense based on March 31, 2004 intangibles for the next five years is expected to be:

(in £ millions)
Fiscal 2005	44
Fiscal 2006	12
Fiscal 2007	—
Fiscal 2008	—
Fiscal 2009	—

        Following an assessment in fiscal 2002, intangible assets were impaired by £1,192 million. This amount is included in the caption "Impairment of long-lived assets" in the consolidated statement of operations. There was no impairment of intangible assets in fiscal 2003 or 2004.

9.     Pension plans and other post-retirement plans

Pension plans

        The Company operates a number of funded and unfunded defined benefit and defined contribution pension plans on behalf of its employees. The most significant pension plan is the G.E.C. 1972 Plan (the "U.K. Plan"), a funded defined benefit plan for employees in the United Kingdom. The assets of the U.K. Plan are held separately from the assets of the Company, are administered by trustees and are managed professionally.

        The benefits offered to a specific employee vary based upon the location of and past business decisions made by a specific business unit, as well as local statutory requirements. Defined benefit pension plans, that generally provide benefits to eligible individuals, after minimum service requirements are met, are based on years of credit service and average earnings of the employee.

Defined contribution plans, that provide benefits to eligible employees, are based on the value of contributions paid into the applicable plan adjusted for investment returns.

        The Company funds its defined benefit pension obligations at a level that meets or exceeds local legal requirements. Funded pension plan assets are primarily invested in equity and debt securities.

        The Company uses a March 31 measurement date for all of its plans.

        Data with respect to benefit obligations, excluding those related to discontinued operations, is as follows:

	Pension benefits U.K. plans		Pension benefits Overseas plans
	2004	2003	2004	2003
	(in £ millions)
Change in benefit obligations:
Benefit obligation at beginning of year	2,444	2,393	245	215
Service cost	16	26	5	7
Interest cost	124	138	14	14
Plan participants' contributions	4	6	—	—
Actuarial loss	10	64	10	24
Benefits paid	(156)	(183)	(17)	(10)
Curtailment loss	—	—	—	3
Settlement gain	—	—	—	(2)
Foreign currency exchange rate changes	—	—	(27)	(6)

Benefit obligations at end of year	2,442	2,444	230	245

Change in plan assets:
Fair value of plan assets at beginning of year	2,237	2,372	134	178
Actual return on plan assets	223	19	26	(17)
Employer contributions	10	23	11	—
Plan participants' contributions	4	6	—	—
Benefits paid	(156)	(183)	(10)	(10)
Foreign currency exchange rate changes	—	—	(21)	(17)

Fair value of plan assets at end of year	2,318	2,237	140	134

Funded status	(124)	(207)	(90)	(111)
Unrecognized net actuarial loss	205	301	45	62
Unrecognized net transition obligation	—	3	—	—

Net amount recognized	81	97	(45)	(49)

Amounts recognized in the Statement of Financial Position
Consist of:
Prepaid benefit cost	—	—	2	—
Accrued benefit liability	(70)	(139)	(87)	(108)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	151	236	40	59

Net amount recognized	81	97	(45)	(49)

        The accumulated benefit obligation for the Company's defined benefit plans was £2,615 million at March 31, 2004 (£2,618 million at March 31, 2003). Information with respect to plans, which have an accumulated benefit obligation in excess of plan assets, is as follows:

	2004	2003
	(in £ millions)
Projected benefit obligation	2,664	2,689
Accumulated benefit obligation	2,607	2,618
Fair value of plan assets	2,450	2,371

        The table below presents data with respect to net periodic benefit expense/(income):

	Pension benefits U.K. plans		Pension benefits Overseas plans
	2004	2003	2004	2003
	(in £ millions)
Components of net periodic benefit
Expense/(income):
Service cost	16	26	5	7
Interest cost	124	138	14	14
Expected return on plan assets	(122)	(138)	(10)	(13)
Amortization of unrecognized transition liability	3	3	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial losses	5	—	3	—

Net periodic benefit expense/(income) of defined benefit plans	26	29	12	8
Amounts recognized in respect of discontinued operations	—	—	—	—
Net curtailment loss	—	—	—	3

Net periodic benefit expense	26	29	12	11

Additional information

	Pension benefits U.K. plans		Pension benefits Overseas plans
	2004	2003	2004	2003
	(in £ millions)
(Decrease)/increase in minimum liability included in other comprehensive income	(85)	236	(19)	58

Assumptions

        The actuarial assumptions used to determine benefit obligations and periodic benefit cost were as follows:

	Pension benefits U.K. plans		Pension benefits Overseas plans
	2004	2003	2004	2003
	(%)
Weighted average assumptions used to determine benefit obligations at March 31:
Discount rate	5.5	5.3	5.7	6.0
Rate of compensation increases	4.8	4.5	4.4	4.4
Rate of pension increases	2.8	2.5	0.5	0.5
Credited interest	3.0	4.0	—	—
Weighted average assumptions used to determine net cost for year ended March 31:
Discount rate	5.3	6.0	6.0	6.7
Expected return on plan assets	5.7	6.0	8.5	8.5
Rate of compensation increases	4.5	4.8	4.4	4.4
Rate of pension increases	2.5	2.8	0.5	0.5
Credited interest	4.0	5.5	—	—

        For the U.K. Plan, the overall expected return on assets assumption has been determined with the aim of reflecting the average rate of growth expected on the funds invested. In deriving this return the aim is to use a realistic long term rate of return. In any year, it is considered whether the rate of return is reasonable having regard to the weighted average of the expected returns from each of the main asset classes. The expected return for each asset class reflects a combination of historical performance analysis, the forward-looking views of the financial markets (as suggested by the yields available) and the views of investment organizations. Consideration is also given to the rate of return expected to be available for reinvestment.

Plan assets

        The following table sets forth the asset allocations and target asset allocations by asset category, as of the measurement date of the U.K. Plan:

	U.K. Plan
	Percentage of plan assets		Target Allocation Range
Asset Category
	2004	2003	2004	2003
			(%)
Equity securities	28	21	0–35	0–35
Debt securities	66	73	50–100	50–100
Property	4	5	0–8	0–8
Cash and other	2	1	0–10	0–10

Total	100	100

        The U.K. Plan employs an investment policy that is designed to lead to reasonable returns and low volatility in the funding level of the plan, taking into account the U.K. Plan's specific liability profile. To achieve this result, the U.K. Plan has a written investment policy, which includes a prescribed strategic asset allocation benchmark and minimum and maximum percentages of the assets that may be allocated to each class. In setting investment policy, the Trustee takes appropriate professional advice and consults with the Company. External investment managers then manage the assets within a specified percentage range.

        The target allocations reflect the Trustee's views on the appropriate balance to be struck between returns and risk and the extent to which the U.K. Plan's assets should be distributed so as to match its liabilities. Target allocations between U.K. and overseas securities are also prescribed. The benchmark, together with investment restrictions that are imposed on the investment managers to ensure that there is no undue concentration at the stock level, is designed to ensure that U.K. Plan's investments are suitable and adequately diversified insofar as is appropriate to the circumstances of the U.K. Plan. The restrictions imposed on the investment managers ensure that a high proportion of assets is readily realizable and that sufficient liquidity is maintained to meet known benefit payments. The Investment Committee, a committee of the Board of the Trustee comprising directors and co-opted investment experts, continually assesses market trends and conditions and recommends amendments to the benchmark within the approved ranges.

        Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews performed by the Investment Committee in conjunction with the investment managers.

Cash Flows

        The Company expects to contribute £10 million to the U.K. Plan in fiscal 2005.

Other post-retirement benefits

        At March 31, 2004 nil active employees and 1,508 retired employees (2003, nil employees and 1,730 respectively) of companies in the United States of America and Canada were entitled to health care benefits after retirement.

        All of the other post-retirement plans are unfunded. The benefit cost charges and provisions for the liability are as follows:

	Other post-retirement benefits March 31,
	2004	2003
	(in £ millions)
Change in benefit obligations:
Benefit obligations at beginning of year	29	38
Interest cost	2	2
Plan amendments	—	(1)
Actuarial (gain)/loss	(2)	3
Curtailment (gain)/loss	—	(5)
Benefits paid	(3)	(4)
Foreign currency exchange rate changes	(4)	(4)

Benefit obligations at end of year	22	29

Funded status	(22)	(29)
Unrecognized net actuarial (gain)/loss	(9)	(9)
Unrecognized prior service (credit)/cost	(3)	(3)

Net accrued benefit cost	(34)	(41)

        Data with respect to net periodic benefit (income)/expense is as follows:

	Other post-retirement benefits March 31,
	2004	2003
	(in £ millions)
Components of net periodic benefit (income)/expense:
Service cost	—	—
Interest cost	2	2
Amortization of net (gain)/loss	(1)	(1)
Net curtailment (gain)/loss	—	(5)

Net periodic benefit (income)/expense of other post-retirement plans	1	(4)

        Different actuarial assumptions were made in relation to the cost of retiree health care benefits, as follows:

	Other post-retirement benefits March 31,
(weighted average assumptions)
	2004	2003
	(%)
Weighted average assumptions used to determine benefit obligations at March 31:
Discount rate	5.8	6.3
Weighted average assumptions used to determine net cost for year ended March 31:
Discount rate	6.3	7.3
Assumed health care cost trend rates at March 31:
Medical cost trend rate assumed for next year	11.5	12.0
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0	6.0
Year that rate reaches the ultimate trend	2012	2012
Prescription drug cost trend rate assumed for next year	14.0	15.0
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0	6.0
Year that rate reaches the ultimate trend	2012	2012

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Effect of one percentage point increase	Effect of one percentage point decrease
	(in £ millions)
Effect on total of service and interest cost	—	—
Effect on post-retirement benefit obligation	2	(2)

Defined contribution plans

        The U.S. subsidiaries of the Company operate 401(k) plans for eligible employees who contribute a percentage of their pre-tax compensation with the Company matching these contributions up to prescribed limits. The Company also operates similar defined contribution plans in the U.K. For fiscal 2004, the contributions made by the Company to such plans were £5 million (2003, £7 million and 2002, £14 million).

10.   Segment and related information disclosures

        In connection with the Financial Restructuring, the Company adopted a new reporting structure that segments the businesses along geographical lines. Commencing with the quarter ended September 30, 2003, the Company has reported the results of the businesses based in the U.S. ("NARF") separately from the results of the businesses based in Europe and the rest of the world other than the U.S. ("Non NARF"). As at March 31, 2004, NARF and Non NARF were comprised as follows:

  •
  NARF mainly comprises the equipment and services activities of the U.S. based BBRS and OPP (irrespective of the country of destination of these revenues); and

  •
  Non NARF mainly comprises the European and the rest of the world businesses: Optical Networks, Access Networks, Other Network Equipment and related Network Services.

        The new segmentation is connected with the contractual separation or "ring-fencing" of the main U.S. based businesses that the Company implemented as part of the Financial Restructuring.

        During the periods to June 30, 2003, the Company had divided the continuing operations into three separate segments: Network Equipment, Network Services and Other as follows:

  •
  The Network Equipment segment, which comprised Optical Networks, BBRS, European Access, NAA, OPP and Other Network Equipment;

  •
  The Network Services segment, which comprised Installation, Commissioning & Maintenance ("IC&M") and Value-Added Services ("VAS"); and

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

        In certain specific cases prior to the completion of the Financial Restructuring and the implementation of the North American Ring Fence, the Company entered into contracts with customers for the supply of equipment or services, which now form part of the NARF business but did this through entities that now form part of NARF (or vice versa). These revenues are shown in the product or service area from which the revenue originated rather than through the entity that invoiced the final customer. During fiscal 2004, revenues of NARF products direct to customers totaled £394 million, revenues through Non NARF entities totaled £7 million and revenues of products or services from Non NARF businesses sold through NARF entities totaled approximately £2 million bringing total NARF revenues to £399 million for fiscal 2004.

Segmental performance

        The U.S. Financial Accounting Standards Board standard—Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), requires the Company to determine and review its segments as reflected in the management information systems reports that its managers use in making decisions. As the Company is an English company and prepares its consolidated statutory financial statements under U.K. GAAP, its chief operating decision-maker evaluates the Company's segment performance using U.K. GAAP measures.

        Revenues and operating profits are measured on a segmental basis in accordance with U.K. GAAP (defined as operating (loss)/profit of continuing operations before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs). In the tables below, this measure is referred to as segment operating (loss)/profit.

        The following tables present the Company's revenues, operating (loss)/income before central costs, goodwill amortization, U.K. GAAP operating exceptional items and share option costs and other financial data from the Company's reportable segments presented in accordance with U.K. GAAP and then reconciled to U.S. GAAP financial information consolidated totals.

        Capital employed is also reported under U.K. GAAP. It is not practicable to identify the total capital employed of network equipment and network services separately as the same assets are, generally, used to generate sales in each of these segments. The operating results of these segments are separately reportable.

Analysis of reportable segments (U.K. GAAP)

New Segments

	As of and for the year ended March 31, 2004
	Revenues	Segment operating (loss)/profit	Capital Employed(2)
	(in £ millions)
NARF Continuing	399	49	4
NARF Discontinued	105	10	—
Non NARF	1,054	(55)	13

Segmental total—U.K. GAAP	1,558	4	17

Old Segments

	As of and for the year ended March 31, 2004
	Revenues	Segment operating (loss)/profit	Capital Employed(2)
	(in £ millions)
Network equipment	897	(55)	17
Network services	556	54
Other (net of intra segment revenue of £Nil)	—	(5)	—
Discontinued(1)	105	10	—

Segment total—U.K. GAAP	1,558	4	17

	As of and for the year ended March 31, 2003
	Revenues	Segment operating (loss)/profit	Capital Employed(2)
	(in £ millions)
Network equipment	1,036	(244)	205
Network services	743	52
Other (net of intra segment revenue of £7)	40	(43)	(30)
Discontinued(1)	183	(17)	—

Segment total—U.K. GAAP	2,002	(252)	175

	As of and for the year ended March 31, 2002
	Revenues	Segment operating (loss)/profit	Capital Employed(2)
	(in £ millions)
Network equipment	1,683	(391)	607
Network services	969	35
Other (net of intra segment revenue of £32)	390	(85)	122
Discontinued(1)	1,525	46	196

Segment total—U.K. GAAP	4,567	(395)	925

(1)
For fiscal 2004, the discontinued operations relates to NAA, for fiscal 2003, the discontinued operations relate to NAA and mobile and for fiscal 2002, the discontinued operation relates to NAA, Mobile, Data Systems and Medical Systems. Refer to note 13, Discontinued operations for further details.

(2)
Capital employed includes the following: property, plant and equipment, inventory, accounts receivable, prepaid expense and other current assets, other non-current assets, accounts payable, accrued liabilities, non-current liabilities, and other liabilities.

Analysis of revenue by product (U.K. GAAP)

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(in £ millions)
Network Equipment:
Optical Networks	330	439	737
BBRS	130	142	209
European Access	227	258	361
OPP	155	140	247
Other Network Equipment	55	57	129

Total	897	1,036	1,683

Network Services:
IC&M	291	368	528
VAS	265	375	441

Total	556	743	969

Other	—	40	390

Total continuing operations	1,453	1,819	3,042

Discontinued	105	183	1,525

Total U.K. GAAP revenues	1,558	2,002	4,567

Reconciliation of U.K. GAAP segmental information to U.S. GAAP

Revenue

	2004	2003	2002
	(in £ millions)
Revenue in accordance with U.K. GAAP	1,558	2,002	4,567
Discontinued operations:
Data systems	—	—	(175)
Medical	—	—	(584)
Mobile	—	(106)	(355)
NAA	(105)	(95)	(121)
Joint ventures	—	—	(257)
Long-term contract adjustment	—	—	50

Revenue in accordance with U.S. GAAP	1,453	1,801	3,125

Operating (loss)/income

	2004	2003	2002
	(in £ millions)
Segmental operating profit/(loss) per U.K. GAAP	4	(252)	(395)
Amortization expense	(98)	(104)	(433)
Central costs	(66)	(56)	(79)
Share of JV and associates operating (loss)	(13)	(129)	(170)
Operating exceptional items	(81)	(317)	(5,216)

U.K. GAAP operating (loss)	(254)	(858)	(6,293)
Joint venture and associate operating loss	13	129	178
U.K. GAAP operating (income)/loss of discontinued operations	(7)	107	156
U.S. GAAP adjustments:
Share option plans	(17)	(14)	(46)
Long-term contract adjustment	—	—	30
Pension and other post-retirement benefits	(20)	11	41
Goodwill and intangible asset amortization and impairment charges	54	37	(298)
Loss/(gain) on sale of businesses and long lived assets	8	5	(93)
Restructuring costs	(25)	18	(10)
Foreign exchange transaction gains	31	—	—
Other	1	3	35

U.S. GAAP operating loss	(216)	(562)	(6,300)
Gain/(loss) on sale of investments, net	9	(45)	81
Provision for related party receivables	—	(299)	—
Gain on settlement of equity forward contract	123	—	—
Gain on extinguishment of liabilities	2,695	—	—
Interest income	17	45	40
Interest expense	(106)	(364)	(278)

U.S. GAAP income/(loss) from continuing operations before income taxes, minority interests, cumulative effects of changes in accounting principles	2,522	(1,225)	(6,457)

Capital employed/total assets

	At March 31, 2004	At March 31, 2003
	(in £ millions)
Total U.K. GAAP segment capital employed	17	175
Capital employed of fixed asset investments	6	47
Corporate capital employed not allocated to segments:
Goodwill	436	597
Net amount due to related parties	—	(403)
Tax	(104)	(137)
Net interest bearing assets and liabilities	217	(3,198)
Net assets of non trading entities	530	286

U.K. GAAP capital employed	1,102	(2,633)
U.S. GAAP adjustments:
Provisions for restructuring not included in U.K. GAAP capital employed	(213)	(394)
Goodwill and intangible asset amortization and impairment charges	195	161
Derivatives	—	(68)
Pensions and other post-retirement benefits	(6)	(9)
Other	35	(11)

	1,113	(2,954)
Add back credit balances included in capital employed:
Accounts payable	155	163
Amounts payable to related parties	—	403
Accrued expenses and other current liabilities	604	1,098
Net liabilities of discontinued operations	—	16
Current portion of long-term debt	12	2,191
Short-term borrowings	13	2,195

Total U.S. GAAP assets	1,897	3,112

U.K.—U.S. GAAP adjustments

        The following describes the significant U.K. GAAP to U.S. GAAP adjustments as they relate to segment information.

•
Discontinued operations

        Under U.K. GAAP the results of discontinued operations are shown separately for each of the principal captions (revenue, operating profit and so on) in the statement of operations. Under U.S. GAAP the results of discontinued operations are reported in a single caption, "Loss from discontinued operations".

        Furthermore, U.K. GAAP requires disclosure as discontinued operations any businesses ceased or disposed of before the earlier of three months after the balance sheet date and the approval date of the financial statements. Under U.S. GAAP, discontinued operations also include those operations where management has committed to a formal plan of disposal by the balance sheet date. Under

U.S. GAAP, the results of the NAA, Mobile Communications, Medical Systems, Data Systems and MES businesses have been presented as discontinued operations for all years reported.

•
Joint venture revenues

        As required under U.K. GAAP, the segment revenue total includes the Company's share of revenues earned by joint ventures. Accordingly, the Company's share of joint ventures revenue is deducted in reconciling from revenue as reported under U.K. GAAP to the revenue recorded in the U.S. GAAP consolidated financial statements.

•
U.K. GAAP operating exceptional items

        Under U.K. GAAP, amounts included within operating profit may be separately disclosed if they are unusual in size or nature and are not expected to recur. These items are referred to as operating exceptional items. There is no equivalent term or treatment in U.S. GAAP and the items are included in an appropriate line item in arriving at operating (loss)/profit.

        Operating exceptional items have been classified under business restructuring charges, direct costs and long-lived asset impairments in the consolidated statement of operations due to the nature of the balances.

•
Share option plans

        Under both U.K. GAAP and U.S. GAAP, share option plans give rise to compensation expense when specified criteria are met. The measurement date and calculation of expense can be different, giving rise to GAAP adjustments to compensation expense, accrued liabilities, and additional paid-in capital as well as goodwill and amortization if such options are issued in connection with a business combination.

•
Long-term contract adjustment

        An agreement existed for the sale of equipment, which has been installed and accepted by the customer. Under U.K. GAAP, these types of arrangements qualify for long-term contract accounting with revenue recorded based on work performed under the contract. U.S. GAAP does not permit revenue recognition in those instances where specific criteria have not yet occurred, and where the obligation for the customer to pay has not yet fallen due. Accordingly, adjustments arise due to the timing differences for recognition under U.K. and U.S. GAAP. Since March 31, 2002, there have been no cumulative differences in revenue recognized between U.K. and U.S. GAAP.

•
Pension and other post-retirement benefits

        Under both U.K. GAAP and U.S. GAAP pension costs are accrued for so as to provide for future pension liabilities. However, there are differences in the prescribed methods of valuation, which give rise to GAAP adjustments to the pension cost and obligation or prepayment. Furthermore, under U.K. GAAP the notional interest cost associated with the pension and post-retirement benefit obligation is classified as interest expense, whereas under U.S. GAAP it is classified with employee costs.

•
Goodwill and intangible asset amortization and impairment charges

        Under both U.K. and U.S. GAAP, the purchase price of a transaction accounted for as an acquisition is based on the fair value of the consideration. Differences in the carrying value of goodwill arise as the result of U.S. GAAP differences in the net assets acquired, such as the treatment of share options issued for acquisitions and deferred taxes. Such differences in the calculation of goodwill resulted in differences in amortization expense. Also, effective April 1, 2002, goodwill is no longer amortized under U.S. GAAP but continues to be amortized for U.K. GAAP. Differences in the impairment loss recognized arise as a result of the differences in the carrying value of the underlying goodwill and net assets under U.K. GAAP and U.S. GAAP.

•
Loss/(gain) on sale of businesses and long-lived assets

        Differences in the gain or loss on the sale of a business arise as a result of the differences in the carrying value of the underlying net assets under U.K. GAAP and U.S. GAAP. Under U.S. GAAP, gains on the sale of long-lived assets are categorized within Operating income/(loss). Under U.K. GAAP certain gains on the sale of long-lived assets that are considered one-time in nature are recorded below operating income/(loss).

•
Restructuring costs

        Under U.K. GAAP, provisions are recognized when the Company has a present obligation as a result of a past event, when it is probable that a transfer of economic benefits will be required to settle the obligation, and when a reliable estimate can be made of the amount of the obligation. Under U.S. GAAP, a number of specific criteria must be met before restructuring costs can be recognized as an expense. Among these criteria is the requirement that all significant actions arising from the restructuring plan and their completion dates must be identified by the balance sheet date, and employees must be notified in order for termination benefits to be accrued. Accordingly, adjustments arise due to the timing differences for recognition under U.K. and U.S. GAAP.

•
Derivatives

        Under U.S. GAAP, a derivative instrument is mark-to-market each reporting period and changes in the fair value are recognized in earnings unless specific hedge accounting criteria are met and the derivative is designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Under U.K. GAAP, derivatives are not recorded on the balance sheet at fair value where they are designated as a hedge. Any gains or losses arising upon the termination of a derivative instrument are amortized over the term of the hedged item.

•
Gain on equity forward contract

        At March 31, 2003, the Company recognized a gain under U.K. GAAP of £123 million upon settlement of an equity forward contract related to the ESOP in place at that time. This gain was not recognized at March 31, 2003 under U.S. GAAP because the settlement was conditional on the Financial Restructuring becoming effective on May 19, 2003. The Company paid £35 million in cash to the ESOP derivative banks to settle the Company's liability of £158 million as recorded in the consolidated balance sheet of March 31, 2003. The resulting gain, arising on the release of this liability, of £123 million is reflected in the statement of operations for fiscal 2004.

•
Gain on extinguishment of liabilities

        As described in note 3, the Company recognized a gain of approximately £3.2 billion on May 19, 2003, the date on which the Financial Restructuring was completed, of which approximately £2.7 billion was recorded in the consolidated statement of operations and approximately £0.5 billion was recorded in shareholders' equity/(deficit). This gain represented the excess of the approximately £4.8 billion of creditors' claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued in consideration on May 19, 2003. Under U.K. GAAP, the consideration for the shares issued in connection with the Financial Restructuring was treated as equal to the excess of the creditor's claims extinguished over the cash and new debt issued. Accordingly, all of the gain was recorded in shareholders' equity.

•
Foreign exchange transaction gains

        Under U.K. GAAP, foreign exchange rates established by the terms of the Scheme of Arrangement were used in accounting for the gain arising on the extinguishment of liabilities whereas, under U.S. GAAP, the foreign exchange rate on May 19, 2003 was used. As a result, under U.S. GAAP, the resulting gain is £31 million higher than the gain recorded under U.K. GAAP.

Major customers

        At March 31, 2004, the Company had one customer that accounted for 21% (2003, 19% and 2002, 12%) of revenue.

Revenue by geography (U.S. GAAP)

        Revenue to unaffiliated customers by geographic region is as follows:

	Year ended March 31,
	2004	2003	2002
	(in £ millions)
Revenue by territory of destination:
United Kingdom	416	500	837
Italy	152	156	201
Germany	187	171	357
Other	182	341	400

Total Europe, Middle East, Africa ("EMEA")	937	1,168	1,795

United States	351	424	943
Central and Latin America ("CALA")	44	62	118
Other	14	15	39

Total the Americas	409	501	1,100

Asia Pacific ("APAC")	107	132	230

Total revenue	1,453	1,801	3,125

	Year ended March 31,
	2004	2003	2002
	(in £ millions)
Revenue by territory of origin:
United Kingdom	467	692	1,058
Italy	218	230	299
Germany	195	181	299
Other	76	38	150

Total EMEA	956	1,141	1,806

United States	369	439	888
CALA	42	57	188
Other	13	18	42

Total the Americas	424	514	1,118

APAC	73	146	201

Total revenue	1,453	1,801	3,125

        No other individual country contributed more than 10% of revenue in any of the years reported.

Revenue by product (U.S. GAAP)

        Revenue by product is as follows:

	Year ended March 31,
	2004	2003	2002
	(in £ millions)
Optical networks	330	439	787
Access networks	227	258	361
BBRS	130	142	209
OPP	155	140	247
Other network equipment	55	57	87

Network Equipment	897	1,036	1,691

VAS	265	375	441
IC&M	291	368	528

Network Services	556	743	969

Total	1,453	1,779	2,660
Other	—	22	465

Total revenue	1,453	1,801	3,125

Long-lived assets

        Within capital employed, the balance sheet measure reviewed by the chief operating decision maker, the only long-lived assets included are property, plant and equipment and other non-current assets.

        Expenditure by sector on property, plant and equipment is as follows:

	Year ended March 31,
	2004	2003	2002
	(in £ millions)
Network Equipment	28	32	166
Network Services	1	1	159

Total	29	33	325

        The geographical split of property, plant and equipment and goodwill and intangibles is as follows:

	Year ended March 31,
	2004	2003	2002
	(in £ millions)
United Kingdom	458	567	638
United States	168	164	254
Italy	30	48	59
Germany	117	127	135
Other	24	30	116

Total	797	936	1,202

        Long-lived assets within other countries are not individually material for any fiscal year presented.

11.   Commitments and contingencies

Legal proceedings

        We are not and have not been engaged in, nor, so far as we are aware, do we have pending or threatened by or against us, any legal or arbitration proceedings which may have or have had in the recent past, including at least the 12 months immediately preceding the date of this prospectus, a significant effect on our financial position as a whole, except as set out below. Where a liquidated sum is claimed, a de minimis figure of £5 million has been applied in determining which claims may have a significant effect. The figures given are the full amounts claimed by the claimants in each case, which may be much greater than the amounts the claimants realistically believe they can recover. We and our other former group companies intend to defend claims vigorously. While we believe that we have meritorious defenses, the duration and outcome of the litigation are not predictable at this point.

Claims against us or our former group companies

        The following represents the largest outstanding claims made against us or our former group:

  •
  Marconi Corporation plc, FORE Systems Inc. (now known as Marconi Communications, Inc.), and 13 persons who were then directors and/or senior executives of Marconi Communications, Inc. were defendants in a consolidated class action lawsuit filed in the United States District Court for the Western District of Pennsylvania on behalf of the public shareholders of Marconi Communications, Inc., other than defendants and their respective affiliates. The action alleged that Marconi Corporation plc violated federal securities law in relation to Marconi Corporation plc's tender offer for Marconi Communications, Inc.s' shares, Marconi Communications, Inc.s' grant of share options to certain of the individual defendants and the treatment afforded the individual defendants' share options in that tender offer and in the merger agreement between Marconi Corporation plc and Marconi Communications, Inc. Millionerrors Investment Club was the representative of the named plaintiff class. The Complaint sought unspecified damages, counsel and expert fees, other costs of the claim and other unspecified relief. Plaintiffs' lawyers stated that their damage claims would exceed U.S.$450 million. On August 21, 2002 the District Court granted summary judgment in favor of defendants on all claims. On September 23, 2002, the plaintiffs filed a notice of appeal. The appeal was stayed and the case remanded to the district court to consider a settlement agreement reached among the parties. Under the terms of the Settlement Agreement, the Directors and Officers liability insurance carrier will pay U.S.$250,000 to defray a portion of the Plaintiff Class Attorneys' verifiable out-of-pocket expenses and Marconi Corporation plc, Marconi Communications, Inc. or their designee paid less than U.S.$50,000 for the costs of notice to the class. On February 27, 2004, the court approved the settlement and entered the final order and judgment, which is now final and not subject to appeal. The lawsuit has been dismissed.

  •
  Marconi Communications, Inc., together with six of its former directors and officers, were defendants in a consolidated class action lawsuit filed in the United States District Court for the Western District of Pennsylvania on behalf of a class of persons, other than defendants and their respective affiliates, who purchased Marconi Communications, Inc. securities during the period July 19, 1996 to April 1, 1997, inclusive. Robert K. Bell was the first named plaintiff class representative. The plaintiffs alleged that, during this period, Marconi Communications, Inc. misrepresented material facts relating to its results of operations, competitive position and future prospects and concealed its alleged deterioration, declining growth and inability to compete successfully until the April 1, 1997 preliminary release of Marconi Communications, Inc.s' projected results of operations for fiscal 1997. The plaintiffs also alleged that Marconi Communications, Inc.s' financial statements for the quarters ended June 30, September 30 and December 31, 1996 improperly recognized revenues on sales to certain customers. These alleged misrepresentations were said to constitute violations of the anti-fraud provisions of Section 10(b) of the U.S. Securities Exchange Act of 1934 and, as to the individual defendants, of Section 20(a) of the U.S. Securities Exchange Act of 1934. The plaintiffs' consolidated complaint sought unspecified damages, counsel and expert fees and other costs of suit and other unspecified relief. The defendants denied all allegations of wrongdoing. The plaintiffs' damages expert had initially estimated damages at U.S.$792 million, then U.S.$865 million and then U.S.$724 million. The parties have agreed to a settlement, which resulted in the Marconi group not making any payment to the plaintiff class. The court approved the settlement and entered the final order and judgment on December 22, 2003. No appeals were filed and the settlement is now final. The lawsuit has been dismissed.

  •
  Marconi Communications, Inc. is a defendant in a lawsuit filed by Bell Communications Research, Inc., now known as Telcordia Technologies Inc., or Telcordia, on October 14, 1998 in the United States District Court for the District of Delaware. Upon filing the case, Telcordia, a patent holder, alleged that Marconi Communications, Inc. infringed four patents owned by Telcordia, and sought unspecified damages for past infringement and an injunction against future infringement. Marconi Communications, Inc. denied infringement and asserted the affirmative defenses of invalidity, unenforceability, laches, equitable estoppel, implied license, misuse and unclean hands. In addition, Marconi Communications, Inc. counterclaimed for a declaratory judgment on non- infringement, invalidity, unenforceability, laches, equitable estoppel, implied license, misuse and unclean hands and asserted affirmative claims seeking damages for reformation of contract based on fraud, breach of the covenant of good faith and fair dealing, negligent misrepresentation and common law unfair business practices and competition. Prior to trial, Telcordia dismissed with prejudice its claims for infringement of two of the four asserted patents, and Marconi Communications, Inc. dismissed with prejudice its counterclaims for reformation of contract based on fraud, breach of the covenant of good faith and fair dealing, negligent misrepresentation and common law unfair business practices and competition. Telcordia maintained its claims for infringement on the remaining two patents. Discovery in this case has closed.

    The trial court conducted a claim construction hearing in late August 2000 and subsequently entered an order construing the claims of the patents. Telcordia, taking the position that it could not, given the court's patent claim construction, prevail on its claims of infringement at trial, moved the court to enter an order finding that Marconi Communications, Inc. had not infringed the patents in suit so that the case would be procedurally postured for appeal. Marconi Communications, Inc. subsequently moved the court to require that Telcordia identify which of the construed patent claim elements it contends were in error and which precluded Telcordia from proving infringement. Telcordia identified some claim elements, and, on September 21, 2001, the court entered a final judgment of non-infringement. Oral argument in the appeal took place on February 3, 2003. The appellate court upheld dismissal of one patent and remanded the one remaining patent to trial court for further clarification of original Markman ruling. In accordance with the appellate court's ruling on September 29, 2003, the district court reconsidered its claim construction and issued a claim construction that permitted Telcordia to maintain its claim of infringement at trial. After the district court's revised claim construction, the parties entered into settlement negotiations. On January 12, 2004 the parties entered into a letter of understanding ("LOU") wherein Marconi Communications, Inc. agreed to pay Telcordia U.S.$23.5 million in exchange for a license for Marconi Communications, Inc. and all affiliated Marconi companies under Telcordia's ATM patent portfolio and as full and final settlement of all outstanding claims. Payment, which was fully accrued at March 31, 2004, will be made in accordance with and upon execution of a final confidential settlement agreement, which is currently being negotiated. Additionally, as a result of the LOU, the parties agreed to have the court remove the trial date originally set for February 8, 2004, from its docket.

  •
  Marconi Communications, Inc. is a defendant in a second lawsuit filed by Telcordia, a patent holder, on June 8, 1999 in the United States District Court for the District of Delaware. Telcordia's second lawsuit alleges that Marconi Communications, Inc. has infringed two additional Telcordia patents. Marconi Communications, Inc. has denied infringement and asserted the affirmative defenses of invalidity, unenforceability, laches, equitable estoppel, implied license, misuse and unclean hands. In addition, FORE Systems has counterclaimed for a declaratory judgment on the issues of non-infringement, invalidity and unenforceability. Marconi Communications, Inc. has also asserted a counterclaim seeking damages for Telcordia's infringement of a Marconi Communications, Inc. patent. The case was scheduled for trial in

    November 2000. However, all proceedings have been stayed pending the outcome of the proceedings in the first lawsuit described above, and discovery in this second case has not yet been completed. The second case is included in the settlement of the case detailed in the immediately preceding paragraph above.

  •
  Systems Management Specialists, Inc., or SMS, is a defendant in a demand for arbitration brought by Esprit de Corp, or Esprit, in April 2002. This action relates to two outsourcing agreements entered into by Esprit and SMS in 1995 and 1999; Esprit alleges that SMS breached its obligations under the agreements and is seeking damages in range of U.S.$8.8–U.S.$18.2 million. M (2003) plc was originally a party to the arbitration demand under a legal theory alleging that SMS and M (2003) plc are alter egos of one another. Esprit released M (2003) plc from its original arbitration demand, but then named M (2003) plc in a federal court proceeding. In response, M (2003) plc moved to stay the federal court proceeding until after the arbitration between SMS and Esprit concluded. The Court granted M (2003) plc's motion to stay, and, therefore, Esprit will be permitted to proceed on its claims against M (2003) plc only after the arbitration between SMS and Esprit is completed, and only to the extent Esprit prevails on any of its claims in the arbitration against SMS. The parties had agreed to conduct the arbitration hearing between October 13-24, 2003, and significant discovery had taken place. Beginning in September 2003, the parties reached a settlement in principle in the U.S.$710,000-U.S.$725,000 range, payable to Esprit in exchange for a full release and settlement of the actions. The settlement agreement is being negotiated but has not yet been finalized or executed. The parties continue to negotiate in an attempt to resolve this matter.

  •
  Marconi Corporation plc and Marconi Commerce Systems Inc., or MCSI, are defendants in an action brought by a former employee, Larry Anthony Gillus, or Gillus. The complaint alleges that Gillus suffered racial discrimination and subsequent retaliatory action whilst employed by Gilbarco, subsequently known as MCSI, which has now been sold to subsidiaries of Danaher Corporation plc. A second claim has been brought against M (2003) plc and MCSI for retaliation and intentional infliction of emotional distress alleged to have occurred after he brought the original action. Additionally, on September 10, 2003, the Court granted plaintiff's motion to add a breach of employment contract claim and injunctive relief. Gillus' counsel has in the past stated that he is seeking a total of U.S.$19 million in respect of both claims. Potential liabilities in respect of the claim against Marconi Corporation and M (2003) plc were compromised pursuant to its restructuring. As a result, on November 5, 2003, Gillus voluntarily dismissed without prejudice Marconi Corporation plc and M (2003) plc from the cases. Discovery has commenced with respect to the remaining defendants.

  •
  Marconi Corporation plc, M (2003) plc, Marconi Inc. and Marconi Data Systems Inc. are defendants in an action brought by a former employee, Thomas Edeus, or Edeus. The complaint asserts three causes of action; firstly that Edeus was unlawfully deprived of benefits to which he was entitled under Marconi Data Systems Inc's United States severance plan; secondly for failure to provide Edeus with a summary plan description relating to the severance plan; and thirdly for age discrimination in employment. The plaintiff has purported to have made out claims in various specified amounts totaling over U.S.$901,000, some of which may be in the alternative, and also unspecified punitive damages, liquidated damages and front and back pay, making the impact of this claim on us and the former group difficult to assess. An answer and affirmative defenses have been filed on behalf of all defendants. On June 5, 2003, the court entered an order providing as follows: "Plaintiff having advised the court that one or more defendants' [sic] are in Bankruptcy, this action is placed on the court's [suspense] calendar pending disposition of the bankruptcy case. Plaintiff is directed to file a notice for hearing a motion to reinstate upon disposition of the bankruptcy proceedings." Potential liabilities in respect of the claim against Marconi Corporation plc and M (2003) plc were compromised pursuant to our restructuring.

  •
  Inglis Limited and The English Electric Company, Limited ("English Electric") are defendants in an action brought by Manitoba Hydro. In the early 1960s, Manitoba Hydro contracted with Inglis Limited to design and manufacture, amongst other equipment, three turbines for the hydro electric plant at Grand Rapids, which is located in Manitoba, Canada. Inglis Limited worked closely with English Electric, who prepared certain aspects of the turbine design. One of the turbines exploded in March 1992. Manitoba Hydro is suing Inglis Limited for negligence and breach of contract in the design and manufacture of the turbines, and English Electric for negligence in relation to the design. In June 1998, Manitoba Hydro was granted leave to commence an action against English Electric and Inglis Limited and proceedings are progressing, the documentary disclosure phase having been largely completed and examination for discovery of witnesses being partly undertaken. Manitoba Hydro has pleaded, in broad terms, around 35 million Canadian dollars, approximately £14 million. This sum is exclusive of interest, which could approximately double this figure as the explosion took place over 10 years ago. This amount assumes 100% liability on the part of English Electric, which is denied.

  •
  Datang Telecom Technology Co. Ltd, Optical Communication Branch, or Datang, has indicated that it may bring a claim against Chengdu Marconi Communications Ltd, or Chengdu. On August 24, 2000 Chengdu Marconi Communications Ltd entered into an Original Equipment Manufacture agreement with Datang. Datang has approximately U.S.$5.2 million on account payable to Chengdu Marconi Communications Ltd but has not paid as it claims that it has been unable to sell U.S.$7 to 9 million of products purchased from Chengdu Marconi Communications Ltd due to their quality. Datang has indicated that it will not pay the outstanding sums and may bring court proceedings against Chengdu Marconi Communications Ltd in China. The value of such a claim might be in the region of U.S.$7 to U.S.$9 million, the value of the products that Datang claims it has been unable to sell, but could potentially be for U.S.$18 million, the value of the entire contract. Arbitration proceedings have not yet begun and Datang and Chengdu continue to seek a resolution without resorting to litigation.

  •
  There is an outstanding tax dispute between the Indian tax authorities and Marconi Corporation, English Electric and Associated Electrical Industries Limited, or AEI. In 1989/90, as part of the reorganization of the Marconi group's European operations, Marconi Corporation, English Electric and AEI transferred their shareholdings in The General Electric Company of India Limited, or GEC India, The English Electric Company of India Limited, or EE India, and GEC Power Engineering Services of India Limited, or GEP India, to a Dutch company, GEC Alsthom NV, or Alsthom. The Indian tax authorities claim that this transfer gives rise to an Indian capital gains tax charge for each of Marconi Corporation, English Electric and AEI, although this is one of the issues in dispute. An advance Indian capital gains tax payment had to be made before the Indian authorities would issue a no-objection certificate, which was required before the transfer could proceed. This advance payment was based on the value of GEC India, EE India and GEP

    India at the date of the no-objection certificate. The Indian tax authorities have, however, assessed Marconi Corporation, English Electric and AEI to tax on the basis of the value of GEC India, EE India and GEP India at the date of the actual transfer, which could give rise to a tax liability of up to £11 million, of which £3 million relates to Marconi Corporation. Marconi Corporation, English Electric and AEI are disputing this liability and the basis of valuation in the Indian courts and in pursuance of interim orders of the Indian Court have deposited £2.686 million with the Indian tax authorities. In January 2004, the case was heard in the Calcutta High Court on a point of tax law. No judgment has yet been delivered.

  •
  M (2003) plc and four of its former officers were defendants in a consolidated class action lawsuit pending in the United States District Court for the Western District of Pennsylvania brought on behalf of a putative class of all persons, other than defendants and their respective affiliates, who purchased American depository receipts or were United States residents and purchased common stock of M (2003) plc between April 10, 2001 and July 5, 2001, inclusive. Plaintiffs alleged that, during this period, M (2003) plc and the individual defendants falsely reassured investors that Marconi's revenues would rise during the year and that its geographic and business mix left it relatively immune to the economic downturn affecting its competitors. Plaintiffs further alleged that on July 4, 2001 defendants belatedly disclosed that tougher trading conditions in the quarter ended June 30, 2001 indicated that M (2003) plc's sales and operating profits for fiscal 2002 would fall significantly from the levels previously estimated. Defendants' alleged misrepresentations were said to violate the anti-fraud provisions of Section 10(b) of the U.S. Securities Exchange Act of 1934 and, as to the individual defendants, Section 20(a) of the U.S. Securities Exchange Act of 1934. Plaintiffs sought class certification, an award of unspecified damages, counsel and expert fees and other costs of suit and other unspecified relief. All defendants filed a motion to dismiss the lawsuit, which by opinion and order dated September 18, 2002, was granted in part and denied in part. The Court ruled that it had no jurisdiction over claims of holders of Marconi ordinary shares not residents of the United States, but had jurisdiction over claims of American resident owners of ordinary shares and owners of ADRs. The parties agreed to a settlement, which resulted in M (2003) plc and the Marconi group not making a payment to the claimants. The court approved the settlement and entered the final order and judgment on January 16, 2004. No appeals were filed and the settlement is now final. The lawsuit has been dismissed.

  •
  In November 2002 Marconi Communications, Inc. ("MCI") brought a claim against Brambles Enterprises Limited ("Brambles") in the English High Court for non-payment of invoices totaling U.S.$0.998 million, U.S.$0.2 million for future milestone payments (both exclusive of interest and costs) plus damages arising from various breaches of an agreement for the development and supply by MCI of RFID tags and readers. Brambles filed a counter-claim against MCI alleging various breaches of contract by MCI and claiming damages of approximately U.S.$1.055 million (U.S.$0.455 million being the expenses incurred in obtaining a short-term replacement for the RFID system and U.S.$0.6 million being estimated costs of a new development programme for the full system). In January 2004 Brambles was given permission to amend its counter-claim. The counter-claim specifies additional heads of damage and the estimated losses are pleaded at between U.S.$6.52m and U.S.$24.21million. The matter is listed for trial in October 2004.

Claims brought by our group companies

        The following represent the largest outstanding claims made on behalf of our group:

  •
  Marconi Communications Inc., or MCI, is the claimant in two actions against Vidar SMS Co., Ltd, or Vidar, a company with its principal place of business in Taiwan. In May 2000, MCI brought an International Chamber of Commerce arbitration proceeding against Vidar in connection with Vidar's breaches of an Engineering Services Agreement between Vidar and a Marconi-acquired company, RELTEC Corporation. In August 2002, the arbitration tribunal awarded MCI approximately U.S.$25.9 million under its breach of warranty claims, approximately U.S.$5.6 million for prejudgment interest, and approximately U.S.$0.2 million for costs, for a total award of approximately U.S.$31.7 million. Vidar claims that it has no assets to satisfy this judgment.

  •
  A second action was brought by MCI against Vidar in May 2000 in the United States Court for the Northern District of Texas for fraud, negligent misrepresentation, Texas common law indemnity and California equitable indemnity, all relating to Vidar's wrongful acts in connection with various business relationships between the parties. On October 30, 2002, the U.S. District Court entered default judgment against Vidar on all claims and assessed MCI's actual damages at approximately U.S.$72.4 million plus prejudgment interest on this amount at the rate of 10% per annum. Vidar filed a petition for reorganization in the Taipei (Taiwan) District Court in 2001 and claims that it has no assets to satisfy the judgments referred to above. However, the Taipei District Court dismissed Vidar's petition on January 28, 2002 based on its lack of viability for reorganization and the Taiwan High Court dismissed Vidar's appeal of the lower court's ruling on March 25, 2002 based on the same reason.

Industrial injury claims

        English Electric, Associated Electrical Industries Limited and various other group companies are subject to injury claims from former employees. The types of illness or injury in respect of which damages are commonly claimed include industrial deafness, pleural plaques, asbestosis, mesothelioma and vibration white finger. The group is currently defending approximately 200 cases of this nature. Chester Street Limited (formerly Iron Trades), GEC's employer's liability insurer during the period the damage was caused is now insolvent and is being administered through a scheme of arrangement. Accordingly for claims where the illness or injury was caused before 1972, 95% of the liability for these claims attaches to companies in our group. The remaining 5% attaches to Chester Street Limited and is payable by the aforementioned scheme of arrangement. For claims where the illness or injury was caused after 1972, the Financial Services Compensation Scheme (a scheme established by the U.K. Financial Services and Markets Act 2000) will meet 100% of the liability. The liability for industrial injury claims is ongoing and we may continue to receive claims of this nature for many years.

Third party guarantees

        The Company has entered into agreements that contain features, which meet the definition of a guarantee under Financial Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of March 31, 2004, the fair value of the Company's guarantees that were issued or modified after December 31, 2002 were not material.

        The Company has the following major types of guarantees that are subject to the disclosure requirements of FIN 45.

Financial and other guarantees

        The Company and various of its subsidiaries have undertaken, in the normal course of business, to provide support to the joint ventures of the Company, to meet their liabilities. These undertakings contain financial guarantees. A payment under these undertakings would be required in the event of any of the joint ventures being unable to pay its liabilities. Payment of this funding would be required if requested by the joint ventures in accordance with the funding agreements. The potential amount of future payments, which the Company may be required to make under these guarantees, is £6 million.

        Other guarantees relate primarily to financial standby letters of credit, irrevocable undertakings to guarantee payment of a specified financial obligation. The maximum potential amount of future payments, which may be required to be made by the Company under these guarantees, is £74 million.

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

        From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lendors, lessors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company's business. There are no material indemnifications issued since January 1, 2003.

        In addition, the Company's Senior Notes are guaranteed by certain of its subsidiaries. The guarantee is a joint and several guarantee of each guarantor of all amounts due with respect to the Senior Notes. Payment under the guarantee may be required if the Company fails to make any payment when due in accordance with the terms of the Senior Notes. The potential amount of future payments under the guarantees is the same as under the Senior Notes, which is the principal amount of such Notes plus accrued and unpaid interest thereon and, in certain cases, the redemption premium provided for in such Notes. The outstanding principal amount of the Senior Notes as of March 31, 2004 was £265 million.

        Apart from the New Bonding Facility Agreement, the above-mentioned documents have been entered into in connection with the Company's Senior Notes and do not themselves contain facilities for new borrowings (although they do contain indemnities and similar obligations). The Security Trust and Intercreditor Deed also gives the right for the Security Trustee to demand that the Company indemnify the Security Trustee for any costs and liabilities that arise as a result of entering into the documentation related to the Notes.

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

        As of March 31, 2004, the fair value of the Company's guarantees that were issued or modified after March 31, 2003 was not material.

Asset purchase obligations

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

        The IT service contract is for a period of ten years with a right to terminate without cause, but subject to a number of penalties, after two years and contains an obligation for the Company to purchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, this obligation has not been quantified at March 31, 2004.

Sale of NAA

        In connection with the sale of NAA, which was completed on February 20, 2004, the Company provided certain indemnities to the purchaser, Advanced Fibre Communications, Inc. ("AFC"). Under the terms of the asset purchase and sale agreement ("the Agreement"), the Company indemnified AFC for losses arising from an inaccuracy or breach of covenant, obligations, representation or warranty made by the Company in the documents delivered in connection with the Agreement. In addition, the Company provided indemnities in respect of assets, liabilities and obligations that were not transferred to AFC; obligations to customers as a result of sale made prior to the transaction; claims by specified parties to an interest in intellectual property and technology transferred to AFC; and any failure by the Company to comply with bulk sales laws. The Company performed a valuation exercise to determine the fair value of such indemnities as at March 31, 2004 and has attributed a value of £Nil to the obligations.

Purchase commitments

        In the ordinary course of business the Company enters into contracts for capital expenditures as set out below:

	Capital expenditure Commitments
	2004	2003	2002
	(in £ millions)
At March 31	4	4	3

Leases

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options and escalation clauses. Total rental expense for fiscal 2004 was £37 million (2003, £34 million and 2002, £43 million).

        At March 31, 2003, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

	Land and Buildings	Other items	Total
	(in £ millions)
Fiscal 2005	10	3	13
2006	9	2	11
2007	6	—	6
2008	4	—	4
2009	3	—	3
Thereafter	33	—	33

Total	65	5	70

12.   Business combinations

        The Company made no acquisitions during fiscal 2004 and 2003. The following table presents information about acquisitions by the Company during fiscal 2002. All of these acquisitions were accounted for under the purchase method of accounting.

        The aggregate impact of the acquisitions in fiscal 2002 was not material to net sales, net loss, or basic earnings per share.

							Amortization period (in years)
	Acquisition date	Purchase Price	Goodwill	Existing technology	Other intangibles	IPRD (after tax)	Goodwill*	Existing technology	Other intangibles
		(£)
Fiscal 2002
Northwood	5/01	19	16	2	1	n/a	7	4	5
Telit	4/01	11	13	1	1	n/a	7	4	5
Other		3	5	n/a	n/a	n/a	7	n/a	n/a

Fiscal 2002 Total		33	34	3	2

*
Amortization of goodwill ceased effective April 1, 2002 following the adoption of SFAS 142.

        Northwood is a leading provider of radio planning and engineering software.

        Telit is a company involved in the development of products for the public mobile network infrastructure. Following an impairment review in fiscal 2002, an impairment charge of approximately £13 million was recognized against goodwill and other intangible assets of Telit, and included within the (loss)/income from discontinued operations. As a result, the remaining net book value of the goodwill and intangible assets associated with Telit at March 31, 2002 was £nil and this was included in the net assets of discontinued operations at March 31, 2002.

        In addition, reductions to goodwill and other intangibles arising in respect of prior-year acquisitions totaling £20 million were recorded in fiscal 2002, which related primarily to purchase price adjustments made during 2002.

        Metapath Software International, Inc. ("Metapath") is a global provider of business and operational support systems (OSS) software used by the wireless telecommunications industry to launch and support mobile voice and data services. Following an impairment review in fiscal 2002, an impairment charge of approximately £336 million was recognized against goodwill and other intangible assets of Metapath. The remaining net book value of the goodwill and intangible assets associated with Metapath at March 31, 2002 was £18 million.

        Mariposa Technology, Inc. ("Mariposa") is a leading provider of integrated access devices ("IADs") for carrier-managed services, virtual private networks and private enterprise networks. Following an impairment review in fiscal 2002, an impairment charge of approximately £151 million was recognized against goodwill and other intangible assets of Mariposa. The remaining net book value of the goodwill and intangible assets associated with Mariposa at March 31, 2002 was £Nil.

        No in-process research and development was identified in respect of fiscal 2002 acquisitions, as none of the acquisitions had significant products that had not reached technological feasibility.

13.   Discontinued operations

        On February 20, 2004, the Company completed the sale of its NAA business for cash proceeds of £121 million, net of costs. Net assets of NAA of £71 million were disposed of and approximately £64 million of cumulative translation losses related to NAA that were previously recorded in "Accumulated Other Comprehensive Income' were included in a gain on sale of £114 million.

        The total gain on sale of discontinued operations in fiscal 2004 of £135 million, also included deferred consideration of £9 million related to the sale of the Strategic Communication business to Finmeccanica S.p.A (part of the Mobile segment) and a gain on disposal of other businesses within the mobile segment of £12 million.

        During fiscal 2002 the Company established a formal plan for the disposal of the various businesses comprising the mobile segment. The strategic communication business, which represented the majority of the segment, was sold to Finmeccanica S.p.A for approximately £387 million in August 2002. The proceeds were received in the form of cash and debt assumed by Finmeccanica S.p.A. On February 5, 2002, the Company completed the sale of its data systems business for net cash proceeds of £283 million.

        On October 19, 2001, the Company completed the sale of its Medical Systems business for net cash proceeds of £729 million.

        Discontinued operations for fiscal 2004 and 2003 in the following table include NAA and the Mobile business. In fiscal 2002, discontinued operations also include the Medical Systems and Data Systems businesses.

	Year ended March 31,
	2004	2003	2002
	(in £ millions)
Revenues	105	201	1,235
Operating income/(loss)	7	(107)	(155)
Loss before income taxes and minority interest	(2)	(110)	(149)
Income tax provision and minority interest	(8)	(2)	(36)
Net (loss)/income from discontinued operations	(10)	(112)	(185)

        Net liabilities of discontinued operations as at March 31, 2004 and 2003 are as follows:

	March 31,
	2004	2003
	(in £ millions)
Assets:
Cash and cash equivalents	—	2
Accounts receivable	—	2

Total assets	—	4

Liabilities:
Accounts payable	—	10
Accrued expenses and other current liabilities	—	6

Total current liabilities	—	16

Net liabilities of discontinued operations	—	(12)

14.   Investments in affiliates

Fiscal 2004

        At March 31, 2004, the Company had investments in affiliates of £6 million, which it accounted for using the equity method.

        During fiscal 2004, the Company disposed of its entire stake in Easynet Group plc ("Easynet"). The Company effected this disposal through a share placing completed on July 4, 2003 of 36,135,948 ordinary shares in Easynet at a price of 112 pence per share together with a further share placing completed on September 4, 2003 of 44,682,364 ordinary shares in Easynet at a price of 127 pence per share. The Company no longer has an interest in Easynet nor has representatives on the Board of Easynet. Before expenses, the disposal on July 4, 2003 raised approximately £40.5 million while the disposal on September 4, 2003 raised approximately £56.7 million. After expenses, the gain recognized on disposal of Easynet was approximately £94 million. The cash proceeds were paid into the MREA and were used to fund partial redemptions of the Junior Notes.

        On November 12, 2003, the Company announced the disposal of its 50% interest in Confirmant Limited ("Confirmant") to Oxford GlycoSciences, a wholly owned subsidiary of Celltech Group plc. The cash proceeds of approximately £4 million were transferred into the MREA and were used to fund partial redemptions of the Junior Notes. After expenses, the gain recognized on the sale of Confirmant was £1 million.

Fiscal 2003

        At March 31, 2003, the Company had two investments, which it accounted for using the equity method, Easynet and Confirmant.

        In February 2003, the Company completed the disposition of Ultramast through a capital reduction and settled all litigation associated with Ultramast. As a result, the Company acquired an additional 1.3 million ordinary shares in Easynet, which increased its equity holding to 72.7% and it's holding of voting shares to 51.6%. Under the articles of association of Easynet and the Company's Relationship Agreement with Easynet, the Company's voting rights are limited to 49.9%. Accordingly, despite ownership of a majority-voting shareholder, the Company determined that it did not control Easynet in the period and the Company continues to account for its investment in Easynet using the equity method of accounting. In addition to the Easynet shares, the Company also received cash proceeds of £41 million reflecting a gain on disposal of £14 million.

        As at December 31, 2002, Easynet had net liabilities under U.S. GAAP of approximately £39 million. Consequently, the Company discontinued recording its share of the losses of Easynet because it has no commitment to provide further funding to Easynet.

Fiscal 2002

        In March 2002, the Company disposed of its 50% stake in General Domestic Appliances Holdings Limited ("GDA") for cash consideration of £113 million, recognizing a profit of £35 million on the transaction. At March 31, 2001, the Company held a 50% share of GDA for which it accounted under the equity method. At this time, there was no difference between the carrying value and the underlying equity in net assets of GDA. GDA was not listed so a market value cannot be provided.

        In July 2001, the Company sold its interest in ipsaris (a subsidiary) and received a 71.9% equity holding in and a 49.9% holding in the voting shares in Easynet. As the Company had 22% of board representation, no unilateral rights or vetoes, and no involvement in day-to-day operations, the Company determined that control did not exist, but that significant influence did exist, and therefore accounted for its investment using the equity method. The consideration was determined based on the fair value of the shares received of £217 million and a loss on disposal of £185 million was recorded.

        Easynet has a December 31 year-end. As it is a company listed on The London Stock Exchange, no interim period results are available. Therefore the results from the date of acquisition to December 31 have been used to record the equity share of Easynet results. No material events occurred in the intervening period.

        In June 2001, the Company disposed of its remaining stake in Alstom SA, a publicly traded company that specializes in the contracting of infrastructure construction projects for power generation, power transmission and distribution and railway transportation, for cash consideration of £235 million, recording a gain on disposal of £214 million.

        In April 2001, the Company invested £65 million in a 50% equity stake in Ultramast Limited, a joint venture with Railtrack Telecom Services Limited. The Company has determined that it does not exercise control, but that significant influence does exist, and has therefore accounted for its investment using the equity method.

        Dividends received from equity investments for fiscal year 2003 were £nil (2002, £29 million, 2001, £80 million).

        In February 2001 the Company sold its 25% interest in Xcert International for proceeds of £15 million, recognizing a loss on disposal of £6 million.

        In June 2000, Atlantic Telecom Group plc ("Atlantic"), in which the Company originally acquired a 27% stake, issued shares to acquire First Telecom Group plc, and the Company's shareholding in Atlantic was diluted to 19.7%. As a result of the acquisition and subsequent board reorganization, the

Company ceased to participate in day-to-day decision making at the company and Atlantic was not technologically dependent upon the Company. The Company also ceased to have the right to appoint more than 20% of the board of Atlantic. Based on this, the Company deemed it appropriate as at March 31, 2001 to reclassify the investment as an available-for-sale trade investment, with changes in market value shown in unrealized gains and losses, net of tax, within shareholders' equity. During fiscal 2002, the value of this investment was written down to £nil, following Atlantic being placed into administration.

        In December 2000, the Company sold its 50% interest in Comstar for proceeds of £43 million, recognizing a profit on disposal of £19 million.

Summarized financial information for investment in affiliates as follows:

	March 31,
	2004	2003
	(in £ millions)
Balance sheet data
Current assets	3	139
Non-current assets	13	81

Total assets	16	220

Current liabilities	10	94
Non-current liabilities	—	118

Total liabilities	10	212

	March 31,
	2004	2003	2002
	(in £ millions)
Statement of operations data
Revenues	48	89	291
Operating (loss)/income	—	(74)	(276)
Net (loss)/income	—	(81)	(240)

15.   Investment in securities

        All marketable securities are classified as available-for-sale and reported at fair value as follows:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in £ millions)
March 31, 2004:
Equity securities	3	—	—	3

March 31, 2003:
Equity securities	16	—	—	16

        During fiscal 2004, an impairment charge of £3 million (2003, £38, and 2002, £nil) was recorded in the statement of operations related to declines in value of equity securities judged to be other than temporary.

        Proceeds from the sale of investment in securities were £24 million for fiscal 2004 and £289 million and £638 million for fiscal 2003 and 2002 respectively. The Company realized gains on the sales of these investments in the amount of £11 million in fiscal 2004 and £41 million and £20 million for fiscal 2002 and 2001 respectively.

16.   Shareholders' equity

        Holders of ordinary shares in Marconi Corporation plc are entitled to one vote per share on matters to be voted on by the shareholders, and to receive dividends when and as declared by the board. Shareholders are not entitled to pre-emptive rights and have no subscription, redemption or conversion privileges. The ordinary shares do not have cumulative voting rights. The rights, preferences and privileges of holders of ordinary shares are subject to the rights of the holders of shares of any series of preferred shares issued or that may be issued in the future.

17.   Employee stock option plans

        Prior to the completion of the Financial Restructuring described in note 3, employees of the Company participated in a number of stock option plans whereby they received rights over shares in M (2003) plc, the former parent company of the Company. The Company accounted for those employees stock options under APB No. 25, Accounting for Stock Issued to Employees with any expense being matched by a credit to shareholders' equity as a capital contribution by M (2003) plc. Following the completion of the Financial Restructuring, the Company is no longer a subsidiary of M (2003) plc and no further cost is recorded in respect of these stock option plans.

        Following the Financial Restructuring, the Company established two plans under which it grants options over its own shares: a nil cost senior management share option plan and a market value employee share option plan. The Company accounts for such employee share plans under APB 25.

Marconi Corporation plc Senior Management Share Option Plan

        Under the Marconi Corporation plc Senior Management Share Option Plan announced at the time of the Financial Restructuring, participants selected by the remuneration committee may be granted performance-related awards entitling them to be granted a right to call for a number of ordinary shares of the Company without payment based on the attainment of certain performance criteria. The initial options under this scheme were approved on June 24, 2003 and are exercisable in five tranches, each of which is subject to different performance conditions. The options have a ten-year term and may be satisfied using newly issued or existing Marconi Corporation shares. The Company applies variable plan accounting for grants under this plan and recognizes compensation cost over the vesting period when achievement of the performance conditions becomes probable. The performance targets for the first three tranches are linked to the repayment of the Company's debt and for the last two tranches are linked to achieving market capitalization targets. For those tranches subject to market capitalization targets, no compensation cost will be recognized until the targets are achieved. The market capitalization target for the fourth tranche of options was reached in November 2003 and compensation cost has now been accrued for the fourth tranche. As at March 31, 2004, nil cost options over

17,740,000 shares (after a one for five share consolidation that occurred in September 2003) have been granted under this plan.

Marconi Corporation plc Employee Share Option Plan

        Under the Marconi Corporation plc Employee Share Option Plan, participants selected by the remuneration committee may be granted performance-related awards entitling them to be granted a right to call for a number of ordinary shares of the Company based on the attainment of certain performance criteria. The exercise price of options granted under this plan will be determined by the remuneration committee but will be based on the market value of a Marconi Corporation Share at the date of the grant. The initial options under this scheme were approved on June 30, 2003 and are exercisable in five tranches, each of which will be subject to the same performance conditions as the Marconi Corporation Senior Management Share Option Plan. The options have a ten-year term and may be satisfied using newly issued or existing Marconi Corporation shares. The Company applies variable plan accounting for grants under this plan and recognizes compensation cost over the vesting period when achievement of the performance conditions becomes probable. The market capitalization target for the fourth tranche of options was reached in November 2003 and compensation cost has now been accrued for the fourth tranche. As at March 31, 2004, options over 6,120,000 shares (after a one for five share consolidation that occurred in September 2003) have been granted under this plan.

        Stock options outstanding at March 31, 2004 in respect of the above plans were as follows:

	Shares	Weighted average exercise price
		(£)
Outstanding April 1, 2004	—	—

Granted	23,860,000	£0.81
Lapsed	(210,000)	£0.73
Exercised	—	—

Outstanding March 31, 2004	23,650,000	£0.81

        All options granted under the Marconi Corporation plc Employee Share Option Plan, were granted with an exercise price equal to the market value of the shares at the date of the grant. Options granted under the Marconi Corporation plc Senior Management Share Option Plan were granted with an exercise price of £Nil.

        Additional information regarding all options outstanding as of March 31, 2004 are noted in the table below:

Range of exercise prices (£)	Total number outstanding	Weighted average exercise price (£)	Weighted average remaining contractual life (years)	Number Exercisable
Nil to £2.50	17,580,000	Nil	9.3	—
£2.50 to £5.00	6,025,000	£3.13	9.3	—
£5.00 to £7.70	45,000	£7.17	9.9	—

Total	23,650,000	£0.81		—

18.   Fair values of financial instruments

        The carrying amounts and fair values of material financial instruments at March 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying amounts	Fair values	Carrying amounts	Fair values
	(in £ millions)
Marketable securities	3	3	16	16
Total long-term debt*	262	286	30	30
Obligations under capital leases	2	2	—	—
Equity forward contracts	—	—	(158)	(158)

*
Excluding current maturities of long-term debt.

        The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings

        The carrying values of cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximate their fair values due to the short-term nature of the instruments.

Marketable securities and long-term debt

        The fair value of marketable securities and long-term debt has been determined by traded market prices.

Obligations under capital leases

        The fair value of obligations under capital leases has been determined by discounting projected future cash flows.

Equity forward contracts

        At March 31, 2003 the carrying value and fair value of the equity forward contracts was £158 million. As a result of the Financial Restructuring, which was concluded on May 19, 2003, an agreement was reached and these equity forward contracts were settled for £35 million. See note 2, Summary of significant accounting policies for further discussion of these equity forward contracts.

19.   Valuation and qualifying accounts

Description	March 31, 2003	Change to opening reserve	Additions/ (release)	Effect of exchange rate changes	Utilization	March 31, 2004
	(in £ millions)
Allowance for doubtful accounts	78	—	(4)	(4)	(30)	40
Warranty reserve(1)	43	1	21	(2)	(32)	31

Total	121	1	17	(6)	(62)	71

Description	March 31, 2002	Change to opening reserve	Additions/ (release)	Effect of exchange rate changes	Utilization	March 31, 2003
	(in £ millions)
Allowance for doubtful accounts	167	—	(10)	(7)	(72)	78
Warranty reserve(1)	29	12	37	(1)	(34)	43

Total	196	12	27	(8)	(106)	121

Description	March 31, 2001	Additions/ release	Effect of exchange rate changes	Utilization	March 31, 2002
Allowance for doubtful accounts	64	175	(3)	(69)	167
Warranty reserve(1)	34	43	(2)	(46)	29

Total	98	218	(5)	(115)	196

(1)
These amounts are included in accounts payable and other liabilities.

        In light of the declining market and economic trends the Company was experiencing, a provision against bad and doubtful debts of £150 million was charged during fiscal 2002. Of this amount, £10 million was reassessed and released to the profit and loss account in fiscal 2003.

20.   Earnings per share

        The following table reconciles net income/(loss) available for ordinary shareholders and the weighted average ordinary shares outstanding for basic earnings per ordinary share for the periods:

	March 31,
	2004	2003	2002
	(in £ millions, except for per share data)
Net income/(loss)	2,765	(1,167)	(6,359)

Weighted average ordinary shares outstanding	250.0	573.3	557.9

Dilutive impact of stock option plans	3.1	—	—

Weighted average diluted ordinary shares outstanding	253.1	573.3	557.9

Basic earnings/(loss) per ordinary share	11.06	(2.04)	(11.10)

Diluted earnings/(loss) per ordinary share	10.92	(2.04)	(11.10)

21.   Income taxes

        The geographic analysis of income/(loss) from continuing operations before income taxes, minority interests and cumulative changes in accounting principles are as follows:

	March 31,
	2004	2003	2002
	(in £ millions)
United Kingdom	2,625	(1,033)	(469)
Non-United Kingdom	(103)	(192)	(5,988)

Total	2,522	(1,225)	(6,457)

        Income tax benefit/(provision) includes:

	March 31,
	2004	2003	2002
	(in £ millions)
Current income taxes:
United Kingdom	20	155	18
Non-United Kingdom	(1)	32	(25)

Total current taxes	19	187	(7)

Deferred income taxes:
United Kingdom	—	29	96
Non-United Kingdom	5	(7)	382

Total deferred taxes	5	22	478

Total income taxes	24	209	471

        The differences between the Company's income tax benefit, and the statutory income tax rate in the United Kingdom are as follows:

	March 31,
	2004	2003	2002
	(in £ millions)
Taxes computed at the statutory rate: (30% 2004, 2003 and 2002)	757	(368)	(1,937)
Non-deductible intangible amortization and impairment charge	—	—	1,276
Non-U.K. tax rate differences	—	(9)	(177)
(Non-taxable)/non-deductible items	(829)	127	(266)
Changes in reinvestment position	—	—	(63)
Valuation allowances on losses and other assets	76	38	715
Overprovision in prior years	(28)	—	—
Other, net	—	3	(19)

Income tax benefit	(24)	(209)	(471)

Effective tax rate	–1.0%	17.1%	7.3%

        Deferred income tax assets/(liabilities) in the balance sheet are as follows:

	March 31,
	2004	2003
	(in £ millions)
Net deferred tax assets
Net operating losses	642	670
Provisions and other expenses	70	90
SFAS 133	10	21
Pension and post-retirement benefits	60	93
Investment write-downs	—	3

Sub total	782	877
Valuation allowance	(762)	(841)

Sub total	20	36

Net deferred tax liabilities
Property and equipment	—	(8)
Intangible assets (other than goodwill)	(20)	(33)

Sub total	(20)	(41)

Total	—	(5)

        As of March 31, 2004 the net deferred income tax liability on the balance sheet was nil. As of March 31, 2003 the deferred income tax liability of £5 million (2002, £5 million) was presented in the balance sheet based on tax jurisdiction as required by SFAS 109, "Accounting for Income Taxes", as a non current deferred tax liability.

        Deferred tax assets totalling £762 million (2003: £841 million) have not been recognised in respect of operating losses, pension scheme deficits, and exceptional expenditure due to the fact that it is more likely than not that those assets will not be realized.

        As of March 31, 2004 approximately £2.0 billion of net operating losses were available to be carried forward. A full valuation allowance has been recorded against the deferred tax asset in relation to such losses in 2004, 2003 and 2002 due to the fact that it is more likely than not that those assets will not be realized. If unused, £370 million will expire between 2007 and 2024. The remainder of £1.6 billion does not expire, however some of these losses may be subject to further limitations which may result in ongoing tax cash costs where losses are unavailable to cover future taxable profits. The group will incur ongoing tax cash costs where losses are unavailable to cover any historic tax audit adjustments and/or future taxable profits.

        No deferred tax has been provided on the undistributed earnings of foreign subsidiaries as they are all considered to be permanently reinvested. It is not practicable to estimate the amount of additional taxes payable if these earnings were remitted.

        State income tax paid in relation to the gain on the disposal of NAA was £8 million and this amount has been reported within the loss from discontinued operations.

22.   Related party transactions

        The Company and its subsidiaries have sales and purchases during the year with equity investments, joint ventures and associates, which are not consolidated, during fiscal 2004, 2003 and 2002. All transactions are in the ordinary course of business. The primary transactions between the Company and related parties are summarized as follows:

	Year ended March 31, 2004
	Ancrane Unlimited	MMFG(1)	Other
	(in £ millions)
Statement of operations:
Net sales	—	—	21
Purchases	—	—	1

Balance sheet:
Trade receivables	—	—	17
Trade payables	—	—	—
Other receivables	—	—	—
Other payables	—	—	—

	Year ended March 31, 2003
	Ancrane Unlimited	MMFG(1)	Other
	(in £ millions)
Statement of operations:
Net sales	—	—	30
Purchases	—	—	—

Balance sheet:
Trade receivables	—	—	26
Trade payables	—	—	9
Other receivables	—	—	—
Other payables	403	—	—

	Year ended March 31, 2002
	Ancrane Unlimited	MMFG(1)	Other
	(in £ millions)
Statement of operations:
Net sales	—	25	40
Purchases	—	1	14

Balance sheet:
Trade receivables	—	—	26
Trade payables	—	—	9
Other receivables	—	—	—
Other payables	12	—	—

(1)
MMFG—Marconi Medical Financial Group (formerly known as Picker Financial).

        All the contracts and other arrangements are with Atlantic Telecommunications Limited/GaMMa, Alstom and the joint ventures described below which management believe have been on arm's-length terms. We may enter into arrangements with these companies in the future, which management believe will be on arm's-length terms.

23.   Subsequent events

        On April 22, 2004, the Company completed the fourth partial redemption of its Senior Notes. All Senior Notes outstanding, including those then owned by Marconi Corporation plc, were subject to this partial redemption. As a result, this reduced the total principal amount outstanding and not owned by Marconi Corporation plc to approximately U.S.$445 million of which approximately U.S.$83 million was then owned by Marconi Corporation plc. The cash the Company received as a result of its holding of Senior Notes at the time of the partial redemption has been transferred to the MREA to be applied to future redemptions.

        On May 6, 2004, the Company announced the appointment of Mr. PCF Hickson as a non-executive director with immediate effect. Mr Hickson will chair the remuneration committee of the Marconi Corporation plc board.

        On May 12, 2004, the Company announced that, in accordance with the terms of its Senior Notes, it had cancelled its holdings in the Senior Notes, which were the result of repurchases previously announced on March 11, March 12 and March 31, 2004. As a result of this cancellation, the original issue amount of U.S.$717 million of the Senior Notes has been reduced by approximately U.S.$107 million to approximately U.S.$610 million.

Exhibit Index

2.1††	Marconi Corporation and M (2003) plc's Proposals in Relation to Schemes of Arrangement under Section 425 of the UK Companies plc and their respective scheme creditors.
2.2( )
Asset Purchase and Sale agreement dated February 20, 2004, between Marconi Communications, Inc., Marconi Intellectual Property (Ringfence) Inc., Marconi Corporation Plc, Advanced Fibre Communications, Inc. and Advanced Fibre Communications North America, Inc., together with Exhibits and Disclosure Schedules.
3.1^	Memorandum and Articles of Association of Marconi Corporation plc (as amended on May 19, 2003).
4.1*	Deposit Agreement dated as of March 31, 2003 between Marconi Corporation plc and The Bank of New York, as depositary, and owners and beneficial holders of American Depositary Receipts.
4.2*	American Depositary Receipt of Marconi Corporation plc (included in Exhibit 4.1).
4.3*
Indenture dated May 19, 2003 relating to $717,139,584 8% Guaranteed Senior Secured Notes due 2008 between Marconi Corporation plc, the guarantors party thereto and Law Debenture Trust Company of New York.
4.4*	Indenture dated May 19, 2003 relating to $486,881,472 10% Guaranteed Junior Secured Notes due 2008 between Marconi Corporation plc, the guarantors party thereto and JPMorgan Chase Bank.
4.5*	Composite Debenture dated May 19, 2003 granted by the issuer and all guarantors registered in England and Wales, in favor of the Law Debenture Trust Corporation plc as security trustee.
4.6*
Guarantee of the 8% Guaranteed Senior Secured Notes due 2008 dated May 19, 2003, granted by each of the guarantors in favor of The Law Debenture Trust Corporation plc, Law Debenture Trust Company of New York and each senior noteholder.
4.7*
Guarantee of the 10% Guaranteed Junior Secured Notes due 2008 dated May 19, 2003, granted by each of the guarantors in favor of The Law Debenture Trust Corporation plc, JPMorgan Chase Bank and each junior noteholder.
10.1*	ESOP Escrow Agreement dated December 13, 2002 between Marconi Corporation, M (2003) plc, HSBC Investment Bank plc and Barclays Bank PLC.
10.2*	Composite Debenture granted by Marconi Communications Asia Limited in favor of Law Debenture Trust Corporation dated May 19, 2003.
10.3*	Composite Debenture dated May 19, 2003 granted by G.E.C. (Hong Kong) Limited in favor of the security trustee.
10.4*	Composite Mortgage Debenture dated May 19, 2003 granted by Marconi Communications Limited and Marconi Communications Optical Networks Limited in favor of the security trustee.
10.5*	Escrow Agreement dated May 19, 2003 between, inter alia, Marconi Corporation and the security trustee.

10.6*	Settlement Deed dated December 19, 2002 between RT Group Telecom Services Limited, RT Group plc, Marconi Corporation, Ultramast Limited, James Smith and Nicholas Dargan.
10.7***	Relationship Agreement dated June 26, 2001 between Marconi Corporation and Easynet Group plc.
10.8***	Purchase and Sale Agreement dated June 19, 2001 between Credit Suisse First Boston (Europe) Limited and Marconi Corporation.
10.9**	Agreement dated August 6, 2002 between Barclays Bank PLC and Marconi Corporation related to the termination of certain interest rate swap transactions.
10.10**	Agreement dated August 6, 2002 between JPMorgan Chase Bank and Marconi Corporation related to the termination of certain interest rate swap and foreign exchange transactions.
10.11*	Agreement dated November 4, 2002 between UBS AG and Marconi Corporation related to the payment of interest on certain interest rate swap transactions.
10.12*
Interim Performance Bond Facility Agreement dated May 10, 2002 between HSBC Bank plc (HSBC), Barclays Bank PLC (Barclays) and Marconi Bonding Limited (MBL) (as amended by an Amendment Letter dated October 24, 2002, under which JPMorgan Chase Bank (JPMorgan) acceded as a new bank pursuant to the interim bonding facility and as further amended by an Amendment Letter dated March 28, 2003), Counter Indemnity Agreement between MBL and each of HSBC and Barclays dated May 10, 2002, Security Over Cash Agreement between MBL and each of HSBC and Barclays dated May 10, 2002, Counter Indemnity Agreement given by MBL in favor of JPMorgan dated October 29, 2002 and Security Over Cash Agreement given by MBL in favor of JPMorgan dated October 29, 2002.
10.13*
Temporary Bonding Facility Agreement dated February 8, 2002 between HSBC Bank plc (HSBC), Barclays Bank PLC (Barclays) and Marconi Bonding Limited (MBL) (as amended), Counter Indemnity Agreements between MBL and each of HSBC and Barclays dated February 8, 2002, and Cash Collateral Agreements between MBL and each of HSBC and Barclays dated February 8, 2002.
10.14**
Purchase Agreement dated December 17, 2001 as extended on January 14, 2002 between Ancrane, a subsidiary of M (2003) plc, Morgan Stanley & Co. Incorporated and Morgan Stanley and Co. International Limited for the purchase on behalf of Ancrane from various private vendors of €500,000,000 5.625% bonds due 2005, €1,000,000,000 6.375% bonds due 2010, U.S.$900,000,000 7 3/4% bonds due 2010 and U.S.$900,000,000 8 3/8% bonds due 2030 issued by Marconi Corporation.
10.15*
Scheme Implementation Deed dated March 27, 2003, between M (2003) plc, Marconi Corporation, Ancrane, E A Continental Limited, Marconi Nominees Limited, British Sealed Beams Limited and various other group companies.
10.16*
Escrow and Distribution Agreement dated March 27, 2003 between M (2003) plc, Marconi Corporation plc, Regent Escrow Limited, The Bank of New York, The Law Debenture Trust Corporation plc, Ancrane, Bondholder Communications Group and the Supervisors.
10.17*	Statement and waiver of intercompany balances agreement dated on or about March 27, 2003 between M (2003) plc, Marconi Corporation and certain other group companies.

10.18*	Deed of Novation dated March 26, 2003 between Marconi Corporation, M (2003) plc and BAE SYSTEMS plc.
10.19*	Assumption Agreement and Consent dated March 26, 2003 between Marconi Corporation, M (2003) plc and Lemelson Medical Education and Research Foundation, Limited Partnership.
10.20*	Deed of Novation and Amendment dated March 26, 2003 between Marconi Corporation, M (2003) plc and Finmeccanica SpA.
10.21*	Sponsors' Agreement dated March 31, 2003 between the Company, M (2003) plc, Lazard Brothers & Co. and Morgan Stanley & Co. Limited.
10.22*	ESOP Settlement Agreement dated March 26, 2003 between M (2003) plc, Marconi Corporation, HSBC Bank plc, Barclays, Salomon Brothers International Limited, UBS AG and Bedell Cristin Trustees Limited.
10.23*	Memorandum of Understanding dated March 25, 2003 between the Marconi Corporation, M (2003) plc and the United States Pension Benefit Guaranty. Corporation.
10.24*	Instrument by way of Deed Poll dated May 18, 2003 executed by Marconi Corporation.
10.25*
Security Trust and Intercreditor Deed dated May 19, 2003 between Marconi Corporation, the guarantors party thereto, the security trustee, Law Debenture Trust Company of New York, as senior note trustee, JPMorgan Chase Bank, as junior note trustee, HSBC Bank plc, as new bonding facility agent, the new bonding facility banks named therein, The Bank of New York, as depositary, paying agent and registrar and the intra-group creditors and intra-group borrowers named therein.
10.26*	Australian Fixed and Floating Charge dated May 19, 2003 granted by Marconi Australia Pty Limited in favor of the security trustee.
10.27*	Australian Fixed and Floating Charge dated May 19, 2003 granted by Marconi Australia Pty Limited in favor of the security trustee.
10.28*	Australian Fixed and Floating Charge dated May 19, 2003 granted by Marconi Australia Holdings Pty Limited in favor of the security trustee.
10.29*	Australian Fixed and Floating Charge dated May 19, 2003 granted by Marconi Australia Holdings Pty Limited in favor of the security trustee.
10.30*	Share Mortgage relating to shares in Marconi Australia Holdings Pty Limited dated May 19, 2003 between Associated Electrical Industries Limited, as mortgagor, and the security trustee, as mortgagee.
10.31*
Quota Pledge Agreement relating to the pledge of quotas held by Marconi Communications International Holdings Limited in the capital stock of Marconi Communications Telemulti Ltda dated May 19, 2003 between MCIHL, as pledgor, Marconi Communications do Brasil Ltda., as quotaholder and consenting party, Telemulti, as acknowledging party and the security trustee, the senior note trustee, the junior note trustee, the new bonding facility agent, the depositary, the principal paying agent and the registrar, as pledgees.
10.32*	Notarial Deed of pledge of shares relating to shares in Marconi Communications B.V. dated May 15, 2003 between Marconi Communications, Inc., as pledgor, and the security trustee, as pledgee.

10.33*	Australian Assets Fixed and Floating Charge dated May 19, 2003 between the U.K. guarantors, as chargors, and the security trustee.
10.34*
Security over Shares Agreement relating to shares of Mobile Systems International Holdings Limited, dated May 19, 2003 between Metapath Software International, Inc., as grantor, and the security trustee, as grantee.
10.35*
Share pledge agreement, or Verpfändung von Gesellschaftsanteilen, relating to shares in Marconi Communications Real Estate GmbH dated May 15, 2003 between Marconi Communications Holdings GmbH, as pledgor, and the security trustee, as pledgee.
10.36*
Share pledge agreement, or Verpfändung von Gesellschaftsanteilen, relating to shares in Marconi Communications GmbH, dated May 15, 2003 between Marconi Communications Holdings GmbH, as pledgor, and the security trustee, as pledgee.
10.37*
Share pledge agreement, or Verpfändung von Gesellschaftsanteilen, relating to shares in Marconi Communications Holdings GmbH, dated May 15, 2003 between Marconi Communications International Holdings Limited, as pledgor, and the security trustee, as pledgee.
10.38*
Share pledge agreement, or Verpfändung von Gesellschaftsanteilen, relating to shares in Marconi Communications ONDATA GmbH dated May 15, 2003 between Marconi Communications Holdings GmbH, as pledgor, and the security trustee, as pledge.
10.39*
Share pledge agreement, or Verpfändung von Gesellschaftsanteilen, relating to shares in Marconi Communications Software Systems Verwaltungsgesellschaft GmbH dated May 15, 2003 between Marconi Communications GmbH, as pledgor, and the security trustee, as pledgee.
10.40*	Account pledge agreement, or Kontoverpfändung, dated May 16, 2003 between Marconi Communications Real Estate GmbH, as pledgor, and the security trustee, as pledge.
10.41*	Account pledge agreement, or Kontoverpfändung, dated May 16, 2003 between Marconi Communications Holdings GmbH, as pledgor, and the security trustee, as pledgee.
10.42*	Account pledge agreement, or Kontoverpfändung, dated May 16, 2003 between Marconi Communications GmbH, as pledgor and the security trustee, as pledgee.
10.43*	Limited partner's interest pledge agreement, or Verpfändung von Kommanditanteilen, dated May 15, 2003 between Marconi Communications GmbH, as pledgor, and the security trustee, as pledgee.
10.44*	Security transfer agreement, or Sicherungsübereignung, dated May 16, 2003 between Marconi Communications GmbH, as transferor, and the security trustee, as transferee.
10.45*	Global assignment agreement, or Globalabtretung, dated May 16, 2003 between Marconi Communications GmbH, as assignor, and the security trustee, as assignee.
10.46*	Security transfer and assignment agreement, or Sicherungsübereignung und -abtretung, dated May , 2003 between Marconi Communications GmbH, as transferor, and the security trustee, as transferee.
10.47*
Shareholder loan assignment agreement, or Abtretung von Gesellschaftsdarlehen, relating to all present and future rights and claims owing to the assignor originating from shareholder loans the aggregate of which exceed £20 million dated May 16, 2003 between Marconi Communications Holdings GmbH, as assignor, and the security trustee, as assignee.

10.48*
Shareholder loan assignment agreement, or Abtretung von Gesellschaftsdarlehen, relating to all present and future rights and claims owing to the assignor originating from shareholder loans the aggregate of which exceed £20 million dated May 16, 2003 between Marconi Communications GmbH, as assignor, and the security trustee, as assignee.
10.49*
Shareholder loan assignment agreement, or Abtretung von Gesellschaftsdarlehen, relating to all present and future rights and claims owing to the assignor originating from shareholder loans the aggregate of which exceed £20 million dated May 16, 2003 between Marconi Communications Real Estate GmbH, as assignor, and the security trustee, as assignee.
10.50*	Security Interest Agreement relating to shares in Bruton Street Overseas Investments Limited dated May 19, 2003 between FS Finance Corp. and the security trustee.
10.51*	Shares Charge relating to shares in Marconi Communications Asia Limited dated May 19, 2003 between Marconi Communications International Holdings Limited, as chargor, and the security trustee.
10.52*	Shares Charge relating to shares in G.E.C. (Hong Kong) Limited dated May 19, 2003 between Marconi Corporation plc, as chargor, and the security trustee.
10.53*	Memorandum of Deposit of Shares as security relating to shares in Marconi Communications Optical Networks Limited dated May 19, 2003 between Marconi Communications Inc. and the security trustee.
10.54*	Memorandum of Deposit of Shares as security relating to shares in Marconi Communications Optical Networks Limited dated May 19, 2003 between Marconi Networks Worldwide, Inc. and the security trustee.
10.55*	Memorandum of Deposit of Shares as security relating to shares in Marconi Communications Limited dated May 19, 2003 between Marconi Communications GmbH and the security trustee.
10.56*	Agreement for the Creation of Pledge over shares of Marconi Communications SpA dated May 19, 2003 between Marconi Holdings SpA as pledgor, and the security trustee, as pledgee.
10.57*	Agreement for the Creation of Pledge over shares of Marconi Holdings SpA dated May 19, 2003 between Marconi Bruton Street Limited as pledgor, and the security trustee, as pledgee.
10.58*	Agreement for the Creation of Pledge over shares of Marconi Mobile Access SpA dated May 19, 2003 between Marconi Holdings SpA as pledgor, and the security Trustee, as pledge.
10.59*
Agreement for the Creation of Pledge over shares of Marconi International SpA dated May 19, 2003 between Marconi Communications SpA and Marconi Sud SpA as pledgors, and the security trustee, as pledgee.
10.60*	Agreement for the Creation of Pledge over shares of Marconi Sud SpA dated May 19, 2003 between Marconi Communications SpA as pledgor, and the security trustee, as pledgee.
10.61*	Agreement for the Creation of Pledge over the claims of Marconi Communications SpA dated May 19, 2003 between Marconi Communications SpA as pledgor, and the security trustee, as pledgee.

10.62*	Agreement for the Creation of Pledge over the claims of Marconi Sud SpA dated May 19, 2003 between Marconi Sud SpA, as pledgor, and the security trustee, as pledgee.
10.63*	Undertaking for the creation of a pledge over the future claims of Marconi Holdings SpA dated May 19, 2003 between Marconi Holdings SpA, as pledgor, and the security trustee, as pledgee.
10.64*	Agreement for the Creation of Pledge over the bank accounts of Marconi Communications SpA dated May 19, 2003 between Marconi Communications SpA as pledgor, and the security trustee, as pledgee.
10.65*	Agreement for the Creation of Pledge over the bank accounts of Marconi Holdings SpA dated May 19, 2003 between Marconi Holdings SpA as pledgor, and the security trustee, as pledgee.
10.66*	Pledge over the bank accounts of Marconi Sud SpA dated May 19, 2003 between Marconi Sud SpA as pledgor, and the security trustee, as pledgee.
10.67*
Mortgage over real property located in Marcianise (Caserta) dated May 19, 2003 between Marconi Sud SpA, as grantor, and the security trustee, junior note trustee and senior note trustee in their capacity as secured creditors, as mortgagees.
10.68*
Mortgage over real property located in Genova dated May 19, 2003 between Marconi Communications SpA, as grantor, and the security trustee, junior note trustee and senior note trustee in their capacity as secured creditors, as mortgagees.
10.69*
Pledge of Shares Agreement relating to shares in each of Marconi Communications S.A. de C.V., Marconi Communications de México, S.A. de C.V., Marconi Communications Exportel, S.A. de C.V. and Administrativa Marconi Communications, S.A. de C.V. dated May 19, 2003 between each of Marconi Communications Inc., Marconi Communications, S.A. de C.V. and Marconi Networks Worldwide, Inc., as pledgors, and the security trustee, as pledgee.
10.70*	Deed of pledge of shares relating to the entire share capital of Marconi Communications GmbH dated May 14, 2003 between Marconi Communications B.V., as pledgor, and the security trustee, as pledge.
10.71*	Stock Pledge Agreement relating to shares in Marconi Communications Inc. dated May 19, 2003 between FS Holdings Corp., as pledgor and the security trustee, as pledge.
10.72*
Stock Pledge Agreement relating to shares in Marconi Communications Technology, Inc. Marconi Communications Federal, Inc., Marconi Acquisition Corp., Marconi Communications C.A., Inc., Gnome Inc., Nemesys Holding Company, ALANTEC International, Inc. (California), Custom Telecom Contractors, Inc. (Missouri), Marconi Networks Worldwide, Inc. and Marconi Intellectual Property (Ringfence) Inc. dated May 19, 2003 between Marconi Communications, Inc., as pledgor, and the security trustee, as pledge.
10.73*	Stock Pledge Agreement relating to shares in Marconi Online Systems Inc., dated May 19, 2003 between Marconi Holdings, LLC, as pledgor, and the security trustee, as pledgee.
10.74*
Stock Pledge Agreement relating to shares in FS Finance Corp. and to interests in Marconi Holdings, LLC, dated May 19, 2003 between Marconi Communications North America, Inc., as pledgor, and the security trustee, as pledgee.

10.75*
Stock Pledge Agreement relating to shares in Marconi HCIS Inc., Marconi Systems Inc., Marconi Capital Inc., Marconi Electronic Systems Holdings Inc., Greensboro Associates Inc., Refac Marketing Services, Inc. (Pennsylvania), LMF Holdings Incorporated, Marconi Communications Radio Systems, Inc., NI Holdings Incorporated, Marconi Communications North America Inc. and Marconi Intellectual Property (U.S.) Inc. dated May 19, 2003 between Marconi Inc., as pledgor, and the security trustee, as pledgee.
10.76*	Stock Pledge Agreement relating to shares in FS Holdings Corp. dated May 19, 2003 between FS Finance Corp., as pledgor, and the security trustee, as pledgee.
10.77*	Stock Pledge Agreement relating to shares in Marconi Software International Inc., dated May 19, 2003 between Marconi Corporation, as pledgor, and the security trustee, as pledgee.
10.78*
Stock Pledge Agreement relating to shares in Metapath Software International (U.S.), Inc. dated May 19, 2003 between Metapath Software International Inc., as pledgor, and the security trustee, as pledgee.
10.79*	Stock Pledge Agreement relating to shares in Metapath Software International, Inc. dated May 19, 2003 between Marconi Software International, Inc., as pledgor, and the security trustee, as pledgee.
10.80*	Stock Pledge Agreement relating to shares in FS Holdings Corp. dated May 19, 2003 between Bruton Street Overseas Investment Limited, as pledgor, and the security trustee, as pledgee.
10.81*	Stock Pledge Agreement relating to shares in Marconi Inc. dated May 19, 2003 between Regents Place, Inc., as pledgor, and the security trustee, as pledge.
10.82*	Stock Pledge Agreement relating to the interest in Regents Place, Inc. dated May 19, 2003 between Marconi (DGP1) Limited and Marconi (DGP2) Limited, as pledgors, and the security trustee, as pledgee.
10.83*	Security Agreement dated May 19, 2003 between Marconi Intellectual Property (U.S.), Inc. and the security trustee, as secured party.
10.84*	Security Agreement dated May 19, 2003 between Marconi Communications, Inc. and the security trustee, as secured party.
10.85*	Security Agreement dated May 19, 2003 between Marconi Networks Worldwide, Inc. and the security trustee, as secured party.
10.86*	Security Agreement dated May 19, 2003 between Marconi Communications Technology, Inc. and the security trustee, as secured party.
10.87*	Security Agreement dated May 19, 2003 between Marconi Communications Federal, Inc. and the security trustee, as secured party.
10.88*	Security Agreement dated May 19, 2003 between Marconi Acquisition Corp, Inc. and the security trustee, as secured party.
10.89*	Security Agreement dated May 19, 2003 between Regents Place, Inc. and the security trustee, as secured party.
10.90*	Security Agreement dated May 19, 2003 between FS Holdings Corp. and the security trustee, as secured party.
10.91*	Security Agreement dated May 19, 2003 between Marconi Inc. and the security trustee, as secured party.

10.92*	Security Agreement dated May 19, 2003 between Marconi Holdings, LLC and the security trustee, as secured party.
10.93*	Security Agreement dated May 19, 2003 between Marconi Communications North America Inc. and the security trustee, as secured party.
10.94*	Security Agreement dated May 19, 2003 between FS Finance Corp. and the security trustee, as secured party.
10.95*	Security Agreement dated May 19, 2003 between Marconi Software International, Inc. and the security trustee, as secured party.
10.96*	Security Agreement dated May 19, 2003 between Metapath Software International (U.S), Inc. and the security trustee, as secured party.
10.97*	Security Agreement dated May 19, 2003 between Metapath Software International, Inc. and the security trustee, as secured party.
10.98*	Security Agreement dated May 19, 2003 between the Marconi Intellectual Property (Ringfence), Inc. and the security trustee, as secured party.
10.99*
Indemnity Leasehold Deed to secure debt assignment of leases and rents, security agreement, financing statement and fixture filing relating to property located at 104 Wiley Road, LaGrange, Georgia 30240, dated May 19, 2003 between Marconi Communications, Inc. and the security trustee.
10.100*
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing relating to property located at 4350 Weaver Parkway, Warrenville, Illinois 60555 between Marconi Communications, Inc. and the security trustee.
10.101*
Deed of Trust, Assignment of Leases, Security Agreement, Financing Statement and Fixture Filing relating to property located at 956 North Broadway Extended, Greenville, Mississippi 38702 between Marconi Communications, Inc. and the security trustee.
10.102*	Assignment of Rents relating to the property located at 956 North Broadway Extended, Greenville, Mississippi 38702 between Marconi Communications, Inc. and the security trustee.
10.103*
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing relating to property located at 325 Welcome Center Boulevard, Welcome, North Carolina 27374 between Marconi Communications, Inc. and the security trustee.
10.104*
Open-End Mortgage (Leasehold), Assignment of Leases and Rents and Security Agreement relating to property located at Taylor Woods Industrial Park Phase 3, North Ridgeville, Ohio between Marconi Communications, Inc. and the security trustee.
10.105*
Second Open-End Mortgage, Assignment of Leases and Rents and Security Agreement relating to property located at 1000 Marconi Drive, Warrendale, Pennsylvania 15086 between Marconi Communications, Inc. and the security trustee.
10.106*
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing relating to property located at Intersection of Freeport Parkway and Sterling Road, Irving, Texas between Marconi Communications, Inc. and the security trustee.

10.107*	Assignment of Rents relating to property located at Intersection of Freeport Parkway and Sterling Road, Irving, Texas between Marconi Communications, Inc. and the security trustee.
10.108†	Master Services Agreement dated May 23, 2003 between CSC International Systems Management Inc, Marconi Corporation plc and Marconi Communications Limited.
10.109†	Asset Transfer Agreement dated May 23, 2003 between Marconi Corporation plc and CSC International Systems Management Inc.
10.110*
Performance Bonding Facility dated March 27, 2003 relating to a new £50 million committed revolving facility between Marconi Bonding Limited (MBL), as applicant, Marconi Corporation, HSBC Bank plc, as agent and security trustee, the original issuing banks named therein, the original banks named therein and the original indemnifying subsidiaries named therein and the Security Over Cash Agreement dated March 27, 2003 between MBL and HSBC Bank plc.
10.111*
Loan Agreement (working capital facility) dated March 26, 2003 relating to a new U.S.$22.5 million revolving credit facility between Marconi Communications, Inc., as borrower and Liberty Funding, L.L.C. as lender.
10.112*	Performance bond letters executed by Marconi Corporation plc.
10.113†††	Placing agreement dated July 4, 2003 between Marconi Corporation plc and Hoare Govett Limited relating to the placing of Ordinary Shares of Easynet Group plc by Marconi Corporation plc.
10.114†††	Placing agreement dated September 4, 2003 between Marconi Corporation plc and Hoare Govett Limited relating to the placing of Ordinary Shares of Easynet Group plc by Marconi Corporation plc.
10.115††††	Amendment dated December 15, 2003 to the Interim Performance Bond Facility Agreement dated May 10, 2002.
11.1^	Computation of Earnings Per Share of Marconi Corporation plc (incorporated by reference to Note 20 of the Notes to the Consolidated Financial Statements included in this annual report).
17.1^	Letter of resignation of Christopher Holden, dated October 20, 2003.
21.1^
List of principal subsidiaries and other associated companies of Marconi Corporation plc (incorporated by reference to Note 23 of the Notes to the Consolidated Financial Statements included in this annual report).
24.1^	Power of attorney dated June 9, 2004.
31.1^	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^
Filed herewith

*
Incorporated by reference to the Annual Report on Form 20-F (File No. 333-12430) filed with the SEC on June 27, 2003.

**
Incorporated by reference to the Annual Report on Form 20-F (File No. 333-12430) filed with the SEC on September 30, 2002.

***
Incorporated by reference to the Annual Report on Form 20-F (File No. 333-12430) filed with the SEC on September 28, 2001.

+
Incorporated by reference to the Application for Qualifications of Indentures on Form T-3/A (File No. 022-28670) filed with the SEC on May 16, 2003.

†
Incorporated by reference to the Annual Report on Form 20-F (File No. 333-12430) filed with the SEC on June 27, 2003, and omits confidential material filed separately with the SEC pursuant to a request for confidential treatment.

††
Incorporated by reference to the Report of Foreign Private Issuer under cover of Form 6-K (File No. 333-12430) furnished to the SEC on March 31, 2003.

†††
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 333-12430) filed with the SEC on November 13, 2003.

††††
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 333-12430) filed with the SEC on February 12, 2004.

(
)      Incorporated by reference to the Registration Statement on Form F-1/A (File No. 333-12430) filed with the SEC on October 1, 2003.

(b)   Reports of Form 8-K

        During the fourth quarter ended March 31, 2004 and up until June 9, 2004, Marconi Corporation plc filed the following Reports on Form 8-K:

  •
  Current Report on Form 8-K dated February 12, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated February 12, 2004 related to its results for the three months and nine months ended 31 December 2003.

  •
  Current Report on Form 8-K dated February 12, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated February 13, 2004 related to directors' interests.

  •
  Current Report on Form 8-K dated February 13, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated February 17, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated February 17, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated February 17, 2004 related to the partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated February 18, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated January 20, 2004 related to the partial redemption of the 10% Guaranteed Junior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated January 23, 2004 related to the sale of the North American Access business.

  •
  Current Report on Form 8-K dated January 23, 2004 related to the Final Redemption of the 10% Guaranteed Junior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated February 23, 2004 related to notice of the first partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated February 24, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated February 24, 2003 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated February 26, 2003 related to final cash proceeds received from previously completed GDA disposal.

  •
  Current Report on Form 8-K dated February 27, 2004 related to an application for an additional block listing.

  •
  Current Report on Form 8-K dated March 3, 2004 related to the first partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 5, 2004 related to the second partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 9, 2004 related to the third partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 11, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 12, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 16, 2003 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated March 17, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 18, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated March 18, 2004 related to the signing of a multi-million euro frame contract renewal with Belgacom for optical core.

  •
  Current Report on Form 8-K dated March 31, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated April 6, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated April 22, 2004 related to a trading update.

  •
  Current Report on Form 8-K dated April 23, 2004 related to the partial redemption of the 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated April 26, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated April 27, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 4, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 4, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 5, 2004 related to the appointment of a new non-executive director.

  •
  Current Report on Form 8-K dated May 12, 2004 related to the cancellation of previously repurchased 8% Guaranteed Senior Secured Notes due 2008.

  •
  Current Report on Form 8-K dated May 12, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 18, 2004 related to the announcement of the preliminary results.

  •
  Current Report on Form 8-K dated May 18, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 21, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 25, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated May 26, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated June 3, 2004 related to a notifiable interest in the Company.

  •
  Current Report on Form 8-K dated June 9, 2004 related to the announcement of a trial with British Telecommunications plc.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCONI CORPORATION PLC
By:	/s/ MICHAEL PARTON Michael Parton Authorized Signatory
Date: June 14, 2004

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

* John Francis Devaney	Chairman of the Board of Directors	June 14, 2004
/s/ MICHAEL PARTON Michael William John Parton	Director and Chief Executive Officer (Principal Executive Officer)	June 14, 2004
/s/ PAVITER BINNING Paviter Singh Binning	Director and Chief Financial Officer (Principal Financial Officer)	June 14, 2004
/s/ CHRISTOPHER HOLDEN Christopher Charles Holden	Group Financial Controller (Principal Accounting Officer)	June 14, 2004
* Michael Kent Atkinson	Director	June 14, 2004
* Michael John Donovan	Director	June 14, 2004
* Kathleen Ruth Flaherty	Director	June 14, 2004
* Peter Charles Fletcher Hickson	Director	June 14, 2004
* Werner Karl Koepf	Director	June 14, 2004
* Douglas Francis McWilliams	Director	June 14, 2004