Form 10-Q
period 2004-06-30
MARCONI CORP PLC
filed 2004-08-09
CIK 1122135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days). YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        As of August 5, 2004, 200,585,153 shares of the Registrant's common stock was outstanding.

Part I. Financial Information

Part I. Financial Information

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 £	March 31, 2004 £
	(Unaudited)
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	359	395
Restricted cash	114	124
Investments in securities	3	3
Accounts receivable, net	251	283
Inventories	143	145
Prepaid expenses and other current assets	78	79
Assets held for sale (Note 12)	146	147

Total current assets	1,094	1,176
Property, plant and equipment, net	133	139
Investments in affiliates	6	6
Goodwill	509	511
Intangibles, net	46	57
Other non-current assets	6	8

TOTAL ASSETS	1,794	1,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	14	13
Current maturities of long-term debt	4	12
Accounts payable	145	132
Accrued expenses and other current liabilities	529	585
Liabilities held for sale (Note 12)	44	57

Total current liabilities	736	799
Long-term debt	254	264
Other liabilities	232	222

Total liabilities	1,222	1,285
Commitments and contingencies (Note 10)
Minority interests	1	2
Shareholders' equity:
Ordinary shares, £0.25 par value; Authorized: 627 shares at June 30, 2004 and at March 31, 2004; issued and outstanding: 201 shares at June 30, 2004 and 200 shares at March 31, 2004	50	50
Warrants, issued and outstanding: 10 at June 30, 2004 and at March 31, 2004	12	12
Additional paid-in capital	1,136	1,110
Accumulated deficit	(612)	(607)
Capital reduction reserve	283	343
Accumulated other comprehensive loss	(298)	(298)

Total shareholders' equity	571	610

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,794	1,897

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2004 £	2003 £
	(in millions, except per share data)
Revenue:
Equipment revenues	161	169
Services revenues	128	122

	289	291
Direct costs	195	220

Gross margin	94	71
Operating expenses:
Selling, general and administrative	67	64
Research and development	46	47
Amortization of intangibles	11	11
Business restructuring charges	9	53
Other income	(3)	(46)

Total operating expenses	130	129
Operating loss	(36)	(58)
Other income/(expense):
Gain on settlement of equity forward contract	—	123
Gain on extinguishment of liabilities	—	2,695
Loss on sale of investments	(2)	—
Interest income	4	5
Interest expense	(21)	(6)

(Loss)/income from continuing operations before income taxes	(55)	2,759
Income tax benefit	2	24

(Loss)/income from continuing operations	(53)	2,783
Discontinued operations:
Gain on sale of discontinued operations, net	—	9
Loss from discontinued operations	(3)	(9)

Net (loss)/income	(56)	2,783

Earnings per share—basic
(Loss)/income from continuing operations	(0.26)	7.01
Gain on sale of discontinued operations, net	—	0.02
Loss from discontinued operations	(0.02)	(0.02)

Net (loss)/income	(0.28)	7.01

Earnings per share—diluted
(Loss)/income from continuing operations	(0.25)	7.01
Gain on sale of discontinued operations, net	—	0.02
Loss from discontinued operations	(0.02)	(0.02)

Net (loss)/income	(0.27)	7.01

Average shares used in computing basic (loss)/income per share (millions)	200	397

Average shares used in computing diluted (loss)/income per share (millions)	209	397

See notes to condensed consolidated financial statements

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	June 30, 2004 £	June 30, 2003 £
	(in millions)
Cash flows from operating activities:
Net (loss)/income	(56)	2,783
Adjustments to reconcile net (loss)/income to net cash used in operating activities of continuing operations:
Loss from discontinued operations, net	3	9
Gain on sale of discontinued operations	—	(9)
Gain on settlement of equity forward contracts	—	(123)
Stock compensation	17	1
Depreciation and amortization	23	29
Provision for doubtful accounts	—	(4)
Gain on extinguishment of liabilities	—	(2,695)
Change in current and deferred taxes	(2)	(25)
Changes in operating assets and liabilities, net of the effect of the extinguishment of liabilities:
Accounts receivable	33	74
Inventories	1	17
Accounts payable	(28)	(42)
Accrued expenses and other liabilities	—	(64)

Net cash used in operating activities of continuing operations	(9)	(49)

Cash flow from investing activities:
Purchases of property, plant and equipment	(5)	(5)
Purchases of interest in related parties	—	(6)
Disposal costs related to sales of subsidiaries	(3)	—
Proceeds from the sale of long-lived assets	—	24

Net cash (used in)/provided by investing activities	(8)	13

Cash flow from financing activities:
Repayments of short-term debt	—	(5)
Repayments of long-term debt	(23)	—
Distribution to creditors under the scheme relating to debt and borrowings*	—	(330)
Restricted cash transferred from secured accounts	10	747

Net cash (used in)/provided by financing activities	(13)	412

Net cash (used in)/provided by assets held for sale and discontinued operations	(12)	5
Effects of exchange rate changes on cash and cash equivalents	6	(4)

Net (decrease)/increase in cash and cash equivalents	(36)	377
Cash and cash equivalents, beginning of period	395	192

Cash and cash equivalents, end of period	359	569

Supplemental disclosure of cash flow activity:
Cash payments for interest	(6)	(3)
Cash payments for income taxes	(2)	(2)
Issuance of shares to extinguish liabilities	—	562
Distribution of warrants to former M (2003) plc shareholders	—	12
Gain on extinguishment of related party liabilities	—	507
Issuance of new debt to extinguish liabilities	—	690
Distribution to creditors under the scheme relating to operating activities	—	10

*
The distribution made to creditors under the scheme of £340 million has been reported in the condensed consolidated statement of cash flows within operating and financing activities based on the nature of the creditor balances extinguished by the scheme.

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Ordinary Shares						Accumulated Other Comprehensive Loss
				Additional Paid-in Capital	Accumulated Deficit	Capital Reduction Reserve
	Shares	Amount	Warrants					Total
	(in millions)
As of March 31, 2004	200	50	12	1,110	(607)	343	(298)	610
Issuance of ordinary shares	1	—	—	—	—	—	—	—
Net income	—	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	—	17	—	—	—	17
Transfer	—	—	—	9	51	(60)	—	—

As of June 30, 2004	201	50	12	1,136	(612)	283	(298)	571

See notes to condensed consolidated financial statements.

Marconi Corporation plc and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and basis of preparation:

Nature of business

        Marconi Corporation plc and its subsidiaries and joint ventures (together "the Company") is a multi-regional provider of telecommunications equipment and services which it supplies to major telecommunication network operators, government agencies and selected large enterprises world-wide.

        During the second quarter of fiscal 2004, the Company adopted a segmentation of its business along geographic lines, separating the North American ring-fenced business from the businesses in Europe and rest of the world. The ring-fenced organization was implemented in order to comply with the requirements of the indentures of the Company's post-restructuring Junior and Senior Notes.

        In light of the redemption in full of the Company's Junior Notes during March 2004 and the announced sale of the Company's Outside Plant and Power business ("OPP"), this segmentation no longer reflects the way in which the business is being managed. As a result, effective from this quarter ended June 30, 2004, the Company has adopted a new management reporting structure, which splits the business into three reportable segments:

  •
  Optical and Access Networks;

  •
  Broadband Routing and Switching ("BBRS"); and

  •
  Network Services.

        Optical and Access Networks aggregates the activities of the Optical Networks and Access Networks operating segments, which also includes the payphones and interactive systems activities previously reported under 'Other Network Equipment'. BBRS comprises the equipment and services activities of the BBRS business. Network Services aggregates the activities of the Installation, Commissioning and Maintenance ("IC&M") and Value Added Services ("VAS") operating segments.

Basis of preparation

        The condensed consolidated financial statements as at June 30, 2004 and for the three months ended June 30, 2004 and 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for each period presented. These financial statements are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended March 31, 2004, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("Form 10-K").

        The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended March 31, 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the year ending March 31, 2005. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the current period presentation.

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

        Net income and cash flows of non-U.K. pounds sterling subsidiaries and equity investments are translated at the average rates of exchange during the period. The assets and liabilities of such entities are translated at period-end rates of exchange. Translation adjustments are included in other comprehensive (loss)/income as a separate component of shareholders' equity.

Currency translation:

        Transactions denominated in foreign currencies are translated into the functional currency at the rates ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are retranslated at the rates ruling at that date.

        Key exchange rates relative to U.K. pounds sterling are as follows:

	Average rates Three months ended June 30,		Period-end rates
			June 30, 2004	March 31, 2004
	2004	2003
U.S. Dollar	1.81	1.63	1.81	1.84
Euro	1.49	1.42	1.49	1.50

Recently issued accounting pronouncements—not yet adopted

  •
  On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 requires us to follow the provisions of Statement of Financial Accounting Standard ("SFAS") 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, when accounting for the effects of the federal subsidy. FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. When FSP FAS 106-2 becomes effective it supersedes FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which allows the Company to defer recognizing the effects of the Act until appropriate authoritative guidance has been issued and is effective. The Company participates in a number of post-retirement benefit plans, which have a measurement date of March 31, 2004. The Company has elected to adopt the provisions of SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, to the provisions of the Act under the guidance given in FSP FAS 106-2 for its financial period beginning after June 15, 2004. Therefore, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost contained in the Company's condensed consolidated financial statements do not reflect the effects of the Act. The Company is still reviewing the potential impacts of the Act on its post-retirement benefit plans including whether the benefits under its plans are actuarially equivalent to Medicare Part D.

  •
  On March 17-18, 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

    ("EITF 03-01"). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement 115, (b) debt and equity securities within the scope of Statement 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of Statement 115 and not accounted for under Accounting Principles Board Opinion ("APB") 18's equity method (e.g. cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures related to cost method investments should not be aggregated with other types of investments. The EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004. The Company is currently assessing the impact that EITF 03-01 will have on its financial statements but it does not expect such impact to be material.

2. Selected balance sheet information

Restricted cash

        Cash balances pledged or advanced as collateral are considered to be restricted cash. At June 30, 2004 and March 31, 2004, the total restricted cash was £114 million and £124 million respectively. Of the total restricted cash balance, £77 million (£85 million at March 31, 2004) relates to cash collateral placed against bonding facilities, £19 million (£18 million at March 31, 2004) relates to cash in insurance reserves, £11 million (£11 million at March 31, 2004) relates to cash deposited against secured loans in Italy and £7 million (£10 million at March 31, 2004) relates to cash held in a Mandatory Redemption Escrow Account ("MREA").

Inventories

        Inventories are comprised of the following at June 30, 2004 and March 31, 2004.

	June 30, 2004 £	March 31, 2004 £
	(Unaudited)
	(in millions)
Inventories:
Finished goods	54	62
Work-in-process	48	37
Raw materials	41	46

Total	143	145

3. Employee stock option plans

        The Company operates two plans under which it grants options over its own shares: a nil cost senior management share option plan and a market value employee share option plan. A summary of the terms of both these plans is included in Note 17, Employee stock option plans, of the Company's Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2004. The Company accounts for such employee share plans under APB No. 25, Accounting for Stock Issued to Employees.

        As at June 30, 2004, nil cost options over 17,740,000 shares have been granted under the nil cost senior management share option plan and options over 6,150,000 shares have been granted under the market value employee share option plan.

        As at June 30, 2004, options over 336,000 shares and 198,966 shares had been exercised under the nil cost senior management share option plan and market value employee share option plan, respectively.

        As at June 30, 2004, options over 80,000 shares and 137,681 shares had lapsed under the nil cost senior management share option plan and market value employee share option plan, respectively.

        The Company recognized compensation expense in the three months ended June 30, 2004 of approximately £17 million. Had compensation cost for the employee share plans been determined consistent with the fair value methodology of SFAS 123, the Company's net (loss)/income would have been as follows:

	Three months ended June 30,
	2004 £	2003 £
	(in millions, except per share data)
Net (loss)/income
As reported	(56)	2,783
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(10)	(1)
Add back: Total stock-based employee compensation determined under APB 25	17	1

Pro-forma (loss)/income	(49)	2,783

Pro-forma (loss)/income per share:
Basic	(0.25)	7.01

Diluted	(0.24)	7.01

        Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,
	2004	2003
Risk-free interest rate	4.25%	4.19%
Expected life (years)	10	10
Assumed volatility	64.9%	66.6%
Expected dividends	—	—

4. Debt and credit facilities

Short-term debt

        The Company's short-term borrowings consist primarily of secured bank loans and current maturities of long-term debt.

Long-term debt

	June 30, 2004 £	March 31, 2004 £
	(in millions)
U.S.$ denominated Senior Notes	232	250
Other bank debt	24	24
Finance leases	2	2

Total obligations	258	276
Current maturities of U.S.$ denominated Senior Notes	—	(8)
Current maturities of other long-term debt	(4)	(4)

Total long-term debt	254	264

Financial Restructuring

        On May 19, 2003, the Company issued the following debt as part of its Financial Restructuring:

  •
  U.S.$717 million in aggregate principal amount of new guaranteed Senior secured notes due April 2008 with interest payable quarterly in cash at a rate of 8% per annum; and

  •
  U.S.$487 million in aggregate principal amount of new guaranteed Junior secured notes due October 2008 with interest payable quarterly in cash at a rate of 10% per annum, or, at the Company's option, in kind, by issuing additional Junior Notes at a rate of 12% per annum.

        The aggregate fair value on May 19, 2003 of the notes issued was approximately £698 million. The new notes issued on May 19, 2003 include a 10% premium upon early redemption, which has been accounted for as an embedded derivative and is fair valued at the end of each period. The fair value of the embedded derivative at June 30, 2004 was approximately £19 million in relation to the Senior Notes.

Early debt repayment

        On March 8, 2004, the Company completed the final redemption of the aggregate principal amounts of the Junior Notes.

        The Company made redemptions and repurchases totaling U.S.$42 million (approximately £23 million) of the aggregate principal amount of the Senior Notes in the three month period ended June 30, 2004, as follows:

  •
  On April 1, 2004, the Company repurchased an additional U.S.$4 million of the aggregate principal of the Senior Notes and, on April 2, 2004, the Company repurchased an additional U.S.$11 million of the aggregate principal of the Senior Notes.

  •
  On April 22, 2004, the Company redeemed an additional U.S.$27 million of the aggregate principal of the Senior Notes. This partial mandatory redemption primarily resulted from releases of cash collateral following the expiry of certain performance bonds and letters of credit, proceeds from disposals of miscellaneous assets and the receipt of approximately U.S.$10 million into the MREA as a result of the second and third mandatory redemptions of Senior Notes that were previously repurchased by the Company.

        The following table sets forth the mandatory reductions in principal under the terms of all long-term debt agreements for each of the next five fiscal years based upon the amounts outstanding at June 30, 2004:

£
(in millions)
2005	4
2006	5
2007	5
2008	4
2009	233
Thereafter	7

Long-term debt, including current maturities	258

        Short-term debt of approximately £14 million is also repayable upon demand.

5. Business restructuring charges

        As a result of an operational review in September 2001, following a sudden and significant downturn in trading in the global telecommunications markets, a period of restructuring began with the focus of reducing group indebtedness. This restructuring, which will be completed in fiscal 2005, has spanned fiscals 2002, 2003 and 2004.

        When management reviews the operating income performance of the segments described in note 9, management uses the U.K. generally accepted accounting principles ("GAAP") operating (loss)/profit before central and head office costs, goodwill and intangible asset amortization, U.K. GAAP operating exceptional items, gains and losses on business disposal and the impact of less than 50% owned affiliates. This measure does not include business restructuring charges. Accordingly, a segmental analysis of business restructuring charges has not been provided.

        The following table shows the activity by statement of operations heading and the balances remaining in accrued expenses and other liabilities at June 30, 2004 following the implementation of actions required to achieve these objectives.

	Balance at March 31, 2004 £	Charged £	Net cash Payments £	Balance at June 30, 2004 £
	(in millions)
Business restructuring costs:
Employee severance	15	5	(10)	10
Site rationalization	10	3	(3)	10
Contractual commitments and other restructuring	1	—	—	1
Advisor fees	—	1	(1)	—

Total	26	9	(14)	21

Employee severance

        As a consequence of the objective to reduce the annual operating cost base, the Company recorded a charge of £5 million during the three months ended June 30, 2004 associated with redundancy payments for approximately 200 employees. Management expects that the majority of the remaining balance of £10 million at June 30, 2004, which covers approximately 300 further employees, will be paid out in fiscal 2005.

        In the three months ended June 30, 2003, the Company recorded a charge of £9 million to reflect the charges associated with redundancy payments for approximately 300 employees, while cash payments of £12 million were made in the same period.

Site rationalization

        The charge of £3 million in respect of site rationalization in the three months ended June 30, 2004 represents additional costs associated with closing and consolidating various sites around the world as part of the business restructuring. Cash payments of £3 million were made in respect of these site closures and consolidations.

        In the three months ended June 30, 2003, the Company recorded a charge of £2 million and made cash payments of £2 million in respect of these site closures and consolidations.

Contractual commitments and other restructuring

        The Company made no cash payments in respect of contractual commitments and other restructuring in the three months ended June 30, 2004. The balance of £1 million at June 30, 2004 represents outsourcing costs associated with the restructuring program.

        In the three months ended June 30, 2003 the Company made no cash payments in respect of these other restructuring associated costs.

Advisor fees

        The charge of £1 million in respect of advisor fees for the three months ended June 30, 2004 represents charges from the Company's external advisors with respect to services rendered in the period related to the Financial Restructuring.

        In the three months ended June 30, 2003, the Company recorded a charge of £42 million and made cash payments of £22 million in respect of advisor fees.

6. Goodwill

        The changes in the carrying amount of goodwill for the three months ended June 30, 2004, are as follows:

	Cost £	Accumulated Amortization £	Total £
	(in millions)
Balance at March 31, 2004	777	(266)	511
Goodwill disposed of	(2)	—	(2)

Balance at June 30, 2004	775	(266)	509

7. Intangibles, net

        The changes in the carrying amount of intangibles for the three months ended June 30, 2004, are as follows:

	Cost £	Accumulated Amortization £	Total £
	(in millions)
Balance at March 31, 2004	372	(315)	57
Amortization expense	—	(11)	(11)

Balance at June 30, 2004	372	(326)	46

        Intangible amortization expense based on June 30, 2004 intangibles for the next two years is expected to be:

£
(in millions)
Fiscal 2005 (9 months)	33
Fiscal 2006	13

8. Other comprehensive (loss)/income

        Comprehensive (loss)/income represents the net (loss)/income for the period plus the results of certain shareholders' equity changes that are not reflected in the condensed consolidated statements of operations.

	Three months ended June 30,
	2004 £	2003 £
	(in millions)
Other comprehensive (loss)/income:
Net (loss)/income	(56)	2,783
Other comprehensive (loss)/income:
Accumulated translation adjustments	—	(5)
Unrealized gains on investments	—	2

Other comprehensive (loss)/income	(56)	2,780

9. Segment and related information disclosures

        In the second quarter of fiscal 2004, the Company adopted a segmentation of its business along geographic lines, separating the North American ring-fenced business from the businesses in Europe and rest of the world. The ring-fenced organization was implemented in order to comply with the requirements of the indentures of the Company's post-restructuring Junior and Senior Notes.

        In light of the redemption in full of the Company's Junior Notes during March 2004 and the announced sale of the Company's OPP business, this segmentation no longer reflects the way in which the business is being managed. As a result, effective from the first quarter ended June 30, 2004, the Company has adopted a new management reporting structure, which splits the business into three reportable segments:

  •
  Optical and Access Networks;

  •
  BBRS; and

  •
  Network Services.

        Optical and Access Networks aggregates the activities of the Optical Networks and Access Networks operating segments, which now also includes the payphones and interactive systems activities previously reported under Other Network Equipment. BBRS comprises the equipment and services activities of the BBRS business. Network Services aggregates the activities of the IC&M and VAS operating segments.

        Prior period information has been restated to reflect the adoption of these new segments.

Segmental performance

        The U.S. Financial Accounting Standards Board standard—SFAS No. 131—Disclosure about Segments of an Enterprise and Related Information, requires the Company to determine and review its segments as reflected in the management information systems reports that its managers use in making decisions. As the Company is an English company and prepares its consolidated statutory financial statements under U.K. GAAP, its chief operating decision-maker evaluates the Company's segment performance using U.K. GAAP measures.

        Revenues and operating profits are measured on a segmental basis in accordance with U.K. GAAP. Management uses the U.K. GAAP operating (loss)/profit before central and head office costs, goodwill amortization, share option costs and exceptional items as its measure of segment profitability. In the tables below, this measure is referred to as segment operating (loss)/profit.

        The following tables present the Company's revenues, operating (loss)/profit before central and head office costs, goodwill amortization and operating exceptional segmental items, gains and losses on business disposals and the impact of 50% or less owned affiliates, and other financial data from the Company's reportable segments presented in accordance with U.K. GAAP and then reconciled to U.S. GAAP financial information consolidated totals:

Analysis of reportable segments (U.K. GAAP)

	Three months ended June 30, 2004
	Revenues £	Segment operating (loss)/profit £
	(in millions)
Optical and Access Networks	137	(8)
BBRS	38	8
Network Services	114	5

Ongoing operations—U.K. GAAP	289	5
OPP	50	1

Segmental total—U.K. GAAP	339	6

	Three months ended June 30, 2003
	Revenues £	Segment operating (loss)/profit £
	(in millions)
Optical and Access Networks	141	(33)
BBRS	43	9
Network Services	107	(6)

Ongoing operations—U.K. GAAP	291	(30)
OPP	51	2

Continuing operations—U.K. GAAP	342	(28)
Discontinued operations(1)	25	1

Segment total—U.K. GAAP	367	(27)

(1)
Discontinued operations in the three months ended June 30, 2003 relate to North American Access ("NAA").

Major customers

        British Telecommunications plc ("BT") accounted for 26% and 25% of revenues for the three months ended June 30, 2004 and 2003 respectively.

Analysis of revenue by product (U.K. GAAP)

	Three months ended June 30,
	2004 £	2003 £
	(in millions)
Network Equipment:
Optical Networks	77	85
BBRS	24	28
Access Networks	60	56
OPP	40	35

Total	201	204

Network Services:
IC&M	48	43
VAS	66	64
BBRS	14	15
OPP	10	16

Total	138	138

Total Network Equipment and Network Services revenues	339	342
Total discontinued revenues	—	25

Total revenues	339	367

Reconciliation of U.K. GAAP segmental information to U.S. GAAP

Revenue

	Three months ended June 30,
	2004 £	2003 £
	(in millions)
Total segmental revenue in accordance with U.K. GAAP	339	367
Discontinued operations—OPP(1)	(50)	(51)
Discontinued operations—NAA	—	(25)

Total segmental revenue in accordance with U.S. GAAP	289	291

(1)
OPP is not classified as a discontinued operation under U.K. GAAP in the three months ended June 30, 2004 and 2003.

Operating (loss)/income

	Three months ended June 30,
	2004 £	2003 £
	(in millions)
Segmental operating profit/(loss) per U.K. GAAP	6	(27)
Amortization expense	(23)	(24)
Stock option costs	(10)	(1)
General corporate expenses	(8)	(10)
Share of associates operating loss	—	(8)
Other	—	(6)
Operating exceptional items	1	(19)

U.K. GAAP operating loss	(34)	(95)
Joint ventures and associates operating loss	—	8
U.K. GAAP operating loss of U.S. GAAP discontinued operations	1	2
U.S. GAAP adjustments:
Share option plans	(7)	(1)
Pension and other post-retirement benefits	(2)	(4)
Intangible asset amortization	12	14
Restructuring costs	(7)	(26)
Foreign exchange transaction gains	—	46
Other	1	(2)

U.S. GAAP operating loss	(36)	(58)
Gain on settlement of equity forward contract	—	123
Gain on extinguishment of liabilities	—	2,695
Loss on sale of investments	(2)	—
Interest income	4	5
Interest expense	(21)	(6)

U.S. GAAP (loss)/income from continuing operations before income taxes	(55)	2,759

U.K.—U.S. GAAP adjustments

        A description of the significant U.K. GAAP to U.S. GAAP adjustments as they relate to segment information is provided in note 10, Segment and related information disclosures, in the Form 10-K for the year ended March 31, 2004.

10. Commitments and contingencies

Legal proceedings

        The Company is subject to the legal proceedings set out in note 11, Commitments and contingencies, of the annual report on Form 10-K for the year ended March 31, 2004. Other than as noted below, there have been no material developments in these legal proceedings for the three months ended June 30, 2004 nor has there been a material new legal proceeding that has arisen in this period.

        On January 12, 2004 Marconi Communications, Inc, or MCI, entered into a letter of understanding ("LOU") wherein it agreed to pay Telcordia U.S.$23.5 million in exchange for a license for Marconi Communications, Inc. and all affiliated Marconi companies under Telcordia's ATM patent portfolio and as full and final settlement of all litigation with Telcordia. A settlement agreement in which Marconi agreed to make a one-time payment of U.S.$21 million (approximately £12 million) was signed on June 24, 2004. As a consequence of settling this claim, we have made a release of £2 million of excess provision to our operating results in the quarter ended June 30, 2004. This is included within 'Other income' in the Company's condensed consolidated financial statements.

        There is an outstanding tax dispute between the Indian tax authorities and Marconi Corporation plc, or Marconi Corporation, The English Electric Company Limited, or English Electric, and Associated Electrical Industries Limited, or AEI. In 1989/90, as part of the reorganization of the Company's European operations, Marconi Corporation, English Electric and AEI transferred their shareholdings in The General Electric Company of India Limited, or GEC India, The English Electric Company of India Limited, or EE India, and GEC Power Engineering Services of India Limited, or GEP India, to a Dutch company, GEC Alsthom NV, or Alsthom. The Indian tax authorities claim that this transfer gives rise to an Indian capital gains tax charge for each of Marconi Corporation, English Electric and AEI, although this is one of the issues in dispute. An advance Indian capital gains tax payment had to be made before the Indian authorities would issue a no-objection certificate, which was required before the transfer could proceed. This advance payment was based on the value of GEC India, EE India and GEP India at the date of the no-objection certificate. The Indian tax authorities have, however, assessed Marconi Corporation, English Electric and AEI to tax on the basis of the value of GEC India, EE India and GEP India at the date of the actual transfer, which could give rise to a tax liability of up to £11 million, of which £3 million relates to Marconi Corporation. Marconi Corporation, English Electric and AEI are disputing this liability and the basis of valuation in the Indian courts and in pursuance of interim orders of the Indian Court have deposited £2.7 million with the Indian tax authorities. In January 2004, the case was heard in the Calcutta High Court on a point of tax law. In July 2004, the High Court rejected Marconi's appeal and Marconi will seek leave to appeal to the Supreme Court; it is unknown whether leave to appeal will be granted. Any exposure under the litigation has been fully provided in the Company's condensed consolidated financial statements; if leave to appeal is refused a cash payment of approximately £5 million in tax and interest is anticipated. Also in July 2004, the Indian tax tribunal ruled in favor of Marconi in an associated penalty case. It is not known at this stage whether the Indian Revenue will appeal this decision. Again, any exposure under the litigation has been fully provided in the Company's condensed consolidated financial statements.

        In November 2002 MCI brought a claim against Brambles Enterprises Limited ('Brambles') in the English High Court for non-payment of invoices totaling U.S.$997,271, U.S.$200,000 for future milestone payments (both exclusive of interest and costs) plus damages arising from various breaches (being of an agreement for the development and supply by MCI of RFID tags and readers). Brambles filed a counter-claim against MCI alleging various breaches of contract by MCI and claiming damages of approximately U.S.$1,055,510 (U.S.$455,510 being the expenses incurred in obtaining a short-term replacement for the RFID system and U.S.$600,000 being estimated costs of a new development program for the full system). In January 2004 Brambles amended its counter-claim specifying additional heads of damage and pleading estimated losses at between U.S.$6.52 million and U.S.$24.21 million. On July 14, 2004 the claims were discontinued by the court on the consent of the parties who reached a settlement agreement. The terms of the settlement are confidential but no payments are due by MCI and all claims between the parties are fully and finally satisfied.

        The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these claims is currently not determinable, the Company does not expect the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Third party guarantees

        The Company has the following major types of guarantees that are subject to the disclosure requirements of FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

        In addition, the Company's Senior Notes are guaranteed by certain of its subsidiaries. The guarantee is a joint and several guarantee of each guarantor of all amounts due with respect to the Senior Notes. Payment under the guarantee may be required if the Company fails to make any payment when due in accordance with the terms of the Senior Notes as applicable. The potential amount of future payments under the guarantees is the same as under the Senior Notes, which is the principal amount of such Notes plus accrued and unpaid interest thereon and, in certain cases, the redemption premium provided for in such Notes. The outstanding principal amount of the Senior Notes as of June 30, 2004 was £232 million (net of debt discount of approximately £13 million).

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

        As of June 30, 2004, the fair value of the Company's guarantees that were issued or modified after December 31, 2002 was not material.

Asset purchase obligations

        An information technology outsourcing agreement was signed with Computer Sciences Corporation International Systems Management Inc. ("CSC") in May 2003. Under the terms of the agreement, property, plant and equipment with an approximate book value of £17 million and approximately 400 employees were transferred to CSC in exchange for cash proceeds of £26 million. In addition to the transfer of employees and assets, the Company novated existing service and maintenance contracts to CSC.

        The IT service contract is for a period of ten years with a right to terminate without cause, but subject to a number of penalties after two years and contains an obligation for the Company to repurchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, this obligation has not been quantified at June 30, 2004.

Sale of NAA

        In connection with the sale of NAA, which was completed on February 20, 2004, the Company provided certain indemnities to the purchaser, Advanced Fibre Communications, Inc. ("AFC"). Under the terms of the asset purchase and sale agreement ("the Agreement"), the Company indemnified AFC for losses arising from an inaccuracy or breach of covenant, obligations, representation or warranty made by the Company in the documents delivered in connection with the Agreement. In addition, the Company provided indemnities in respect of assets, liabilities and obligations that were not transferred to AFC; obligations to customers as a result of sale made prior to the transaction; claims by specified parties to an interest in intellectual property and technology transferred to AFC; and any failure by the

Company to comply with bulk sales laws. The Company performed a valuation exercise to determine the fair value of such indemnities at March 31, 2004 and attributed a value of £Nil to the obligations.

Product warranty reserves

        The following information is provided with respect to product warranty reserves included in accounts payable and other liabilities:

Description	March 31, 2004 £	Change to opening reserve £	Additions/ (release) £	Effect of exchange rate changes £	Utilization £	June 30, 2004 £
	(in millions)
Warranty reserve	31	—	2	(5)	—	28

11. Investment in affiliates

Easynet

        The Company disposed of its entire stake in Easynet Group plc ("Easynet") in fiscal 2004. The Company affected this disposal through a share placing completed on July 4, 2003 of 36,135,948 ordinary shares in Easynet at a price of 112 pence per share together with a further share placing completed on September 4, 2003 of 44,682,364 ordinary shares in Easynet at a price of 127 pence per share. The Company no longer has an interest in Easynet nor has representatives on the board of Easynet.

        Before expenses the disposal on July 4, 2003, raised approximately £40.5 million while the disposal on September 4, 2003, raised approximately £56.7 million The cash proceeds were paid into the MREA and were used to fund partial redemptions of the Junior Notes.

12. Assets held for sale and discontinued operations

Discontinued operations related to OPP:

        The Company established a formal plan for the disposal of the OPP business during the quarter ended June 30, 2004 and on July 7, 2004 announced the sale of the OPP business. On July 29, 2004, the Company received regulatory approval for the sale. Completion is now subject only to customary closing conditions and is expected to occur by the end of August 2004. OPP has been classified as an asset held for sale in the condensed consolidated balance sheet, and its results are included in discontinued operations in the condensed consolidated statement of operations, in accordance with SFAS No 144, Accounting for the impairment or disposal of long-lived assets.

        The results of operations, assets and liabilities and cash flows of OPP have been treated as discontinued for all periods reported. The cash proceeds, when received, will be paid into the MREA, which will be used to fund a further mandatory redemption of the Company's Senior Notes.

        In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, interest expense of approximately £4 million and £3 million, for the three months ended June 30, 2004 and 2003 respectively, has been allocated to OPP in relation to the portion of the Senior Notes that will be mandatorily redeemed as a result of the sale of the OPP business.

Discontinued operations related to NAA:

        On February 20, 2004, the Company completed the sale of its NAA business for cash proceeds of £121 million, net of costs. The results of operations, assets and liabilities and cash flows of NAA have been classified as discontinued for all periods reported.

        In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, interest expense of approximately £2 million, for the three months ended June 30, 2003, has been allocated to NAA in relation to the portion of the Junior Notes that were mandatorily redeemed as a result of the sale of the NAA business.

Discontinued operations related to the mobile businesses:

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

        Results from discontinued operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,
	2004	2003
	(in £ millions, except per share data)
Revenues	50	76
Net loss from discontinued operations	(3)	(9)
Loss per share—basic	(0.02)	(0.02)
Loss per share—diluted	(0.02)	(0.02)

        Net assets and liabilities held for sale at June 30, 2004 and March 31, 2004 are comprised of the following:

	June 30, 2004 £	March 31, 2004 £
	(in millions)
Assets:
Accounts receivable, net	25	26
Prepaid expenses and other current assets	3	2
Inventories	28	29
Property, plant and equipment, net	26	27
Goodwill	64	63

Total assets	146	147

Liabilities:
Accounts payable	21	23
Accrued expenses and other current liabilities	8	19

Total current liabilities	29	42

Other liabilities	15	15

Total liabilities	44	57

Net assets held for sale	102	90

        The above assets and liabilities held for sale include only those assets and liabilities that are being disposed of as part of the sale of the OPP business.

13. Pension and other post-retirement benefits

        The following table sets forth the components of pension and other post-retirement benefits cost for the three months ended June 30, 2004 and 2003:

	Pension benefits Three months ended June 30,		Other post-retirement benefits Three months ended June 30,
	2004 £	2003 £	2004 £	2003 £
	(in millions)
Components of net periodic benefit cost
Service cost	6	6	—	—
Interest cost	35	34	—	—
Expected return on plan assets	(35)	(34)	—	—
Amortization of unrecognized transition obligation	—	1	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial losses	1	2	—	—

Net period benefit cost	7	9	—	—

Employer contributions

        The Company previously disclosed in its financial statements for the year-ended March 31, 2004 that it expected to contribute £10 million to its domestic pension plan, the G.E.C. 1972 Plan ("the U.K. plan") in fiscal 2005. As of June 30, 2004, the Company has made contributions to the U.K. plan of £2.6 million.

14. Shareholders' equity

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

        As part of the Financial Restructuring that took place in May 2003, the Company issued warrants exercisable at £1.50 per share (£7.50 per share following the one-for-five share consolidation that occurred in September 2003), to subscribe for up to 50 million ordinary shares (10 million after the one for five share consolidation that occurred in September 2003). As at June 30, 2004, warrants to subscribe for 9.9 million ordinary shares were outstanding.

        As a result of the Financial Restructuring that took place in May 2003, the Company is restricted from paying dividends under the terms of its Senior Notes. Accordingly, the Company's Board of Directors does not expect to declare a dividend for the foreseeable future.

15. Earnings per share

        Basic earnings per share is based on the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share includes additional ordinary shares that would have been outstanding if potential ordinary shares, consisting of stock options with a dilutive effect, had been issued.

        The following table reconciles net (loss)/income available for ordinary shareholders and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods:

	Three months ended June 30,
	2004	2003
	(in £ millions, except per share data)
Net (loss)/income	(56)	2,783

Weighted average ordinary shares outstanding	200	397
Dilutive impact of stock option plans	9	—

Weighted average diluted ordinary shares outstanding	209	397
Basic (loss)/income per ordinary share	(0.28)	7.01

Diluted (loss)/income per ordinary share	(0.27)	7.01

16. Related party transactions

        The table below provides details of the revenues and purchases that the Company and its subsidiaries had with associates, which are not consolidated, during the three months ended June 30, 2004 and 2003. It also provides details of the receivable and payable balances with these associates as at June 30, 2004 and March 31, 2004. All transactions are in the ordinary course of business.

Three months ended June 30, 2004 £
(in millions)
Statement of operations:
Revenues	6
Purchases	1
Three months ended June 30, 2003 £
Statement of operations:
Revenues	8
Purchases	—
At June 30, 2004 £
(in millions)
Balance sheet:
Trade receivables	17
Trade payables	1
Other receivables	—
Other payables	—

At March 31, 2004 £
Balance sheet:
Trade receivables	17
Trade payables	—
Other receivables	—
Other payables	—

17. Subsequent events

        On July 7, 2004 the Company entered into an agreement to sell the OPP business for cash consideration of U.S.$375 million to Emerson. On July 29, 2004, the Company received regulatory approval for the sale. Completion of the sale remains subject to customary closing conditions but is expected by the end of August 2004.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis should be read in conjunction with the information under the caption "Risk Factors" below, our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes contained in our Form 10-K filed on June 14, 2004 with the Securities and Exchange Commission.

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

        On July 7, 2004 we entered into an agreement to sell our Outside Plant & Power ("OPP") business for cash consideration of U.S.$375 million. On July 29, 2004, the Company received regulatory approval for the sale. Completion of the sale remains subject to customary closing conditions but is expected by the end of August 2004. As a result of this agreement, under U.S. GAAP, OPP has been treated as an asset held for sale for all periods presented in the financial statements. Under U.K. GAAP, OPP remains part of our continuing operations.

        During the current quarter we have adopted a new segmentation, which we describe more fully on page 29.

Revenues

        Our sales performance in the first quarter of fiscal 2005 has confirmed our view that we are now seeing stability in customer demand for telecommunications equipment and services, particularly in our major European markets. Total revenues of £289 million in the three months ended June 30, 2004, declined 0.7% as compared to £291 million in the three months ended June 30, 2003, but increased 3% on a constant currency basis. The 12% decline compared to revenues of £329 million in the three months ended March 31, 2004 was in line with the typical seasonal trend of lower spending by a number of our major customers at the beginning of the fiscal year. All of the above revenue figures exclude revenues from our OPP business, which has been treated as an asset held for sale, as noted above.

        During the three months ended June 30, 2004, our customers have continued to endorse our next generation network technology. In the U.K., Kingston Communications ("Kingston") accepted eight Marconi SoftSwitches into its next generation network while British Telecom ("BT") announced its 21st Century Network transformation plans including a live voice trial combining Marconi's SoftSwitch and Multi-Service Access Node, which will commence from October 2004. In addition, in June 2004, Australia's main telecommunications operator, Telstra, awarded us a new multi-year frame contract for its next generation optical transport network. Our Network Services business recorded a number of business wins during the quarter. These included a four-year contract renewal for cable support services to BT, valued at an estimated £360 million and a further order for work from Toll Collect in Germany.

Operational performance

        Seasonally lower production volumes and the impact of business mix resulted in a gross margin of 32.5% of total revenues in the three months ended June 30, 2004, compared to 33.3% in the last quarter of fiscal 2004 (on a like-for-like basis after reflecting the positive 1.8% impact of the cost reclassification (previously disclosed in our Form 10-K for the year ended March 31, 2004) on the reported margin for the three months ended March 31, 2004, which is described in more detail on page 33). The change in business mix was driven primarily by the non-recurrence of the previously disclosed high margin wireless software sale in the previous quarter and an overall higher proportion of sales of Network Services, that carry lower margins than Network Equipment.

        This was, however, a significant increase on the gross margin of 26.5% of total revenues (on a like-for-like basis after reflecting the positive 2% impact of the cost reclassification on the reported margin) for the three months ended June 30, 2003. This resulted mainly from the benefits of ongoing cost reduction and efficiency improvement programs within our manufacturing, supply chain, procurement and product engineering operations.

        Operating loss of £36 million improved £22 million in the three months ended June 30, 2004, as compared to £58 million in the three months ended June 30, 2003. The improvement was driven primarily by the improvement in gross margin described above, and is offset by a net £1 million increase in operating expenses, a description of which commences on page 37.

Cash and debt

        At June 30, 2004, our total cash balance (including restricted cash) totaled £473 million. We used £9 million of net operating cash during the three months ended June 30, 2004, which includes a payment of approximately £12 million in full and final settlement of previously disclosed lawsuits with Telcordia and a further £14 million to cover operational restructuring costs. We expect to incur a further £21 million of restructuring cash costs during the current fiscal year, in line with the guidance we provided in May 2004.

        In total, during the three months ended June 30, 2004, we recorded a cash outflow of £36 million, of which £23 million related to repayments of our Senior Notes.

        Upon completion and receipt of proceeds from the OPP disposal, we will use the gross cash proceeds to fund a further partial redemption of the Senior Notes at 110% of par value. On a pro-forma basis at June 30, 2004, we had net cash of £376 million (the pro-forma figure is stated after cash proceeds of U.S.$375 million (£207 million) from the OPP disposal have been utilized to fund a mandatory redemption of our Senior Notes at 110% (£188 million reduction in principal amount of Senior Notes and £19 million redemption premium)), before the impact of tax and transaction costs. We are targeting to repay the remaining balance of the Senior Notes as soon as possible (approximately £57 million of principal on a pro-forma basis) and continue to focus on delivering sustainable free cash flow.

        The Board intends to maintain a strong cash position in order to support the organic development of the business and demonstrate financial strength, which the Board views as key to maintaining customer confidence. The Board will continuously monitor this position in light of market conditions and business performance.

Outlook

        We re-affirm our view that customer demand for telecom equipment and services is stabilizing, particularly in our major European markets. The 3% year-on-year revenue growth on a constant currency basis that we achieved in the first quarter of fiscal 2005 confirms our confidence in our full year revenue outlook for low single digit sales growth compared to fiscal 2004. This is based on our view of the expected like-for-like sales profile of our continuing operations and does not take into consideration any impact of future foreign exchange movements.

        From a product and service perspective, we expect relatively stable trading in Optical Networks, Broadband Routing and Switching ("BBRS") and Value-Added Services ("VAS"), with growth being generated in Access Networks and Installation, Commissioning and Maintenance Services ("IC&M"). This will be driven mainly by the expected ramp-up in deployment of our Access Hub to deliver broadband services from BT's 21st Century Network.

        We continue to experience a strong level of interest in our next generation multi-service network offering through ongoing tenders and product trials and believe that we are well positioned for this to translate to growth opportunities for the business in the medium-term.

        Our gross margin improvement plans remain on track to deliver our fiscal 2005 targets, despite the impact from business mix recorded in the three months to June 30, 2004. We have revised our targets to reflect the impact of the planned OPP disposal. We are now targeting a gross margin of approximately 34% in fiscal 2005 compared to our previous target of approximately 33%, including OPP.

        The main drivers for the planned gross margin improvement are focused on product cost reduction, procurement and supply chain cost savings. We discuss these in more detail under "Gross Margin" on page 33. Given the long lead-times involved in many of the ongoing initiatives, we expect to realize a larger proportion of the planned improvements towards the end of the fiscal year

        This target takes into account the impact of the previously announced cost reclassification, effective from April 1, 2004, whereby we have reclassified certain costs, which were previously accounted for within direct costs and are now treated as operating expenses. This is described in more detail on page 33.

Basis of presentation

        Our condensed consolidated financial statements as at June 30, 2004 and for the three months ended June 30, 2004 and 2003 included in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The discussion and analysis below of our consolidated results of operations and financial condition are based upon these financial statements.

        During the second quarter of fiscal 2004, we adopted a segmentation of our business along geographic lines, separating our North American ring-fenced businesses from our businesses in Europe and the rest of the world. The ring-fenced organization was implemented in order to comply with the requirements of the indentures of our post-restructuring Junior and Senior Notes.

        In light of the redemption in full of our Junior Notes and the announced sale of our OPP business, this segmentation no longer reflects the way in which the business is being managed. As a result, effective from this quarter ended June 30, 2004, we have introduced a new structure, which splits the business into three reportable segments:

  •
  Optical and Access Networks;

  •
  BBRS; and

  •
  Network Services.

        Optical and Access Networks aggregates the activities of our Optical Networks and Access Networks operating segments, which now also includes our payphones and interactive systems activities previously reported under Other Network Equipment. BBRS comprises the equipment and services activities of our BBRS business. Network Services aggregates the activities of our IC&M and VAS operating segments.

        We will provide revenues, segmental operating profit/(loss) and net assets data for each of the three new segments. In addition, we will provide revenue analysis for the component activities within each segment.

        Comparative information has been restated to reflect the adoption of these new segments.

Assets held for sale and discontinued operations

        For the three months ended June 30, 2004 and 2003, OPP has been treated as an asset held for sale in the condensed consolidated balance sheet and discontinued operations in the condensed consolidated statement of operations. North American Access ("NAA") and the Mobile Communications businesses have been treated as discontinued for the three months ended June 30, 2003.

Results of operations—Consolidated

        The following table presents our results of operations for the three months ended June 30, 2004 and 2003.

	Three months ended June 30,
	2004 £	2003 £
	(in millions)
Revenues:
Equipment revenues	161	169
Services revenues	128	122

	289	291
Direct costs	195	220

Gross margin	94	71
Operating expenses:
Selling, general and administrative	67	64
Research and development	46	47
Amortization of intangibles	11	11
Business restructuring charges	9	53
Other income	(3)	(46)

Total operating expenses	130	129

Operating loss	(36)	(58)
Other income/(expense):
Gain on settlement of equity forward contract	—	123
Gain on extinguishment of liabilities	—	2,695
Loss on sale of investments	(2)	—
Interest income	4	5
Interest expense	(21)	(6)

(Loss)/income from continuing operations before income taxes	(55)	2,759
Income tax benefit	2	24

(Loss)/income from continuing operations.	(53)	2,783
Gain on sale of discontinued operations, net	—	9
Loss from discontinued operations	(3)	(9)

Net (loss)/income	(56)	2,783

Foreign Exchange Impact

        We have significant translation exposure to foreign exchange movements as approximately 27% of our sales are derived in U.S. Dollars and 29% in Euros.

        The impact of the average rates for the three months ended June 30, 2004 as applied to the results for the three months ended June 30, 2003 would be as follows:

	Continuing operations	Ongoing operations
	(£ millions)
Revenues	(15)	(11)

Gross margin	(4)	(3)
Operating expenses	5	5

Operating profit	1	2

        In the three months ended June 30, 2004 as compared to the three months ended March 31, 2004 both the Euro and the U.S. Dollar weakened but the impact of the exchange rate movements was minimal on revenues, gross margin and operating expenses.

Revenues

        The following table sets forth our revenues by geographical region of destination for the three months ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004		2003
	£	%	£	%
	(in millions)
United Kingdom	109	37.7	111	38.1
Italy	28	9.7	34	11.7
Germany	47	16.3	36	12.4
Other EMEA	40	13.8	39	13.4

Total Europe, Middle East and Africa ("EMEA")	224	77.5	220	75.6
North America	38	13.2	38	13.1
Central and Latin America ("CALA")	9	3.1	6	2.0
Asia Pacific ("APAC")	18	6.2	27	9.3

Total revenues	289	100.0	291	100.0

Three months ended June 30, 2004 compared with three months ended June 30, 2003

        Revenues in the three months ended June 30, 2004, decreased by 1% to £289 million from £291 million in the three months ended June 30, 2003, on a reported basis but increased by 3% on a constant currency basis.

        Revenues increased by 2%, or £4 million, in EMEA, where increased sales in Germany were partially offset by reduced sales in Italy.

        The 18% decline in revenues in Italy, on a reported basis, was due primarily to lower sales of Optical Networks equipment to Telecom Italia and Omnitel, compounded by adverse foreign exchange movements. On a constant currency basis, the decline was only 14%.

        In Germany, revenues increased by 31%, on a reported basis, mainly due to increased demand for fixed wireless access equipment from mobile operators. In addition, we recorded an increase in VAS sales, following the contract award for Toll Collect as well as increased sales to Deutsche Bahn. On a constant currency basis, sales have increased by 37% due to the weakening of Sterling against the Euro.

        Revenues in the U.K. remained relatively stable with only a 2% decline year on year due to reduced sales of legacy narrowband equipment to BT as well as the phasing of trading under our Ultra Broadband optical contract.

        Revenues in Other EMEA increased slightly due to higher revenues in South Africa as Telekom South Africa continue their ADSL roll-out. This was partially offset by reduced sales from long-term service contracts in the Middle East.

        The 11% increase in local currency revenues in North America translated to stable revenues of £38 million, year on year on a reported basis, as a result of the U.S. Dollar/Sterling exchange rate.

        BBRS revenues in the North American market remained relatively stable on a reported basis but grew on a local currency basis due to further deliveries of the BXR-48000 multi-service switch routers to the U.S. Federal Government.

        In the last fiscal year in CALA, network operators had significantly reduced capital expenditure due to political, regulatory and economic issues. In the three months ended June 30, 2004, we saw some early signs of a return to stability in the region. Sales, through Ericsson, in Brazil and Colombia generated a 50% increase compared to the same period of last year.

        Revenues in APAC in the three months ended June 30, 2004 decreased by £9 million as compared to revenues in the three months ended June 30, 2003. Approximately half of the decline resulted from reduced volumes of optical networks products sold to Telstra. The remaining decrease in revenues was mainly the result of reduced activity from our legacy operations in Hong Kong as we conclude our legacy long-term contracts. In addition, our renewed optical networks frame contract with Telecom Malaysia delivers lower contractual volumes than the original agreement.

Book to Bill Ratio

	Three months ended June 30,
	2004 £	2003 £
Optical and Access Networks	1.01	0.98
BBRS	0.69	0.87
Network Services	0.86	0.85

Group (excluding OPP and North American Access ("NAA"))	0.91	0.92

        Book-to-bill is the ratio of order intake divided by the level of sales in any given period. Management use this as a key indicator of future short-term sales performance in the Optical, Access Networks and BBRS businesses and the Group seeks to maintain this ratio above 1.00 over any 12-month period.

        Book-to-bill for Optical and Access Networks stood at 1.01 in the three months ended June 30, 2004, up from 0.98 in the three months ended June 30, 2003.

        Book to Bill in BBRS of 0.69 for the three months ended June 30, 2004 decreased from 0.87 in the three months ended June 30, 2003. This was mainly due to the trading of the order backlog for the BXR-48000 as orders booked in the previous quarter were delivered to the U.S. Federal Government.

        Book-to-bill for Network Services remained stable at 0.86 in the three months ended June 30, 2004. During the quarter, we announced the renewal of our cable services contract with BT, estimated by the operator to be valued at approximately £360 million over four years. This is not reflected in the book to bill during the three months ended June 30, 2004. In line with our accounting policies, we will book the value of the frame contract over its life, as we receive call-off orders from the customer.

Cost Reclassification

        Effective April 1, 2004, we have reclassified certain costs, which were previously accounted for within direct costs and are now treated as operating expenses. The reclassification mainly impacts our Optical and Access Networks segment.

        Management view these cost reclassifications as a more appropriate allocation of costs in order to increase control and accountability within the context of our continued move towards an outsourced supply chain model.

        Three main factors contribute to the overall cost reclassification, as follows:

  •
  We have retained new product introduction in-house and reorganized these activities into a single cost center within our R&D function. Costs relating to new product introduction are now charged in their entirety to R&D expenses, whereas previously these were charged in part to R&D and in part to direct costs;

  •
  Human resources and finance related costs are now charged in their entirety to selling, general and administrative expenses, compared to reallocation across direct costs, R&D and selling, general and administrative expenses previously; and

  •
  We have established Contract Marshalling Centers ("CMCs") in each of our main regional service organizations to act as an assembly point, where we bring together equipment from our own facilities and those of our various outsourced manufacturing partners, prior to delivery and installation at the customer site. Previously, this function was the responsibility of our supply chain and we allocated these costs to equipment sales. The newly established CMC's form part of our services organization and, consequently, we now allocate these costs to services sales.

        These reallocations do not represent changes of accounting policy and do not impact our operating loss, and we have not, therefore, restated prior year analysis.

Gross Margin

        The table below sets forth our gross margin and pro-forma adjusted gross margin for the three months ended June 30, 2004, March 31, 2004 and June 30, 2003. The pro-forma adjusted gross margin reflects the estimated impact of the cost reclassification (as described above). We discuss pro-forma adjusted gross margin below because we believe it presents a clearer comparison of the movements in gross margin.

	Three months ended
	June 30, 2004	March 31, 2004	June 30, 2003
	£ million
Gross margin by business
Optical and Access Networks	47	44	27
	34.3%	26.3%	19.2%
BBRS	24	29	26
	63.2%	63.0%	60.5%
Network Services	23	33	18
	20.2%	28.4%	16.8%

Total	94	106	71
	32.5%	32.2%	24.4%
Impact of Cost Reclassification	—	7	6
Pro-forma adjusted gross margin by business
Optical and Access Networks	47	53	36
	34.3%	31.7%	23.4%
BBRS	24	30	26
	63.2%	65.2%	60.5%
Network Services	23	30	15
	20.2%	25.9%	14.0%

Pro-forma adjusted Total	94	113	77
	32.5%	34.3%	25.5%

Three months ended June 30, 2004 as compared to three months ended March 31, 2004

        We recorded a pro-forma adjusted gross margin of £94 million or 32.5% in the three months ended June 30, 2004, a decrease of £19 million as compared to £113 million or 34.3% in the three months ended March 31, 2004. The £19 million decrease in pro-forma adjusted gross margin was predominantly driven by the reduction in sales.

        The following table sets forth the main factors contributing to the variance in our gross margin performance in the three months ended June 30, 2004 compared to the three months ended March 31, 2004.

%
Q4 FY04 gross margin as reported	32.2
Impact of previously disclosed cost reclassification	2.1

Q4 FY04 pro-forma adjusted gross margin post cost reclassification	34.3
Adjust for non-recurrence of Q4 benefit of high margin wireless software licence sale	(1.4)
Other business drivers (net)	(0.4)

Q1 FY05 gross margin as reported	32.5

        Had we adopted the cost reclassification described on page 33 above in the last financial year, our pro-forma adjusted gross margin for the three months ended March 31, 2004 would have been 34.3%, 2.1 percentage points higher than the 32.2% reported margin.

        The largest single factor contributing to the 1.8 percentage point decline in reported gross margin for the three months ended June 30, 2004 from the pro-forma adjusted gross margin for the three months ended March 31, 2004 margin was the previously disclosed high margin software licence sale, which was recorded within Network Services during the three months ended March 31, 2004. This represented approximately 1.4% of the pro-forma adjusted gross margin for the three months ended March 31, 2004.

        A number of factors contributed to the further 0.4% decline:

(i)
Lower production volumes, particularly in Optical and Access Networks, leading to a higher level of under-recoveries in our manufacturing and supply chain operations.

(ii)
Business mix resulting from:

a)
The slightly lower proportion of total BBRS sales in the three months ended June 30, 2004 of 13% compared to 14% in the three months ended March 31, 2004, further compounded by a higher proportion of services sales within BBRS, which carry lower margins than sales of BBRS equipment;

b)
The higher proportion of Network Services sales in the three months ended June 30, 2004 of 39% compared to 35% in the three months ended March 31, 2004, which carry lower margins than Group average;

c)
A favourable impact from the reduction in Access Hub sales in the three months ended June 30, 2004, which generate lower than Group average gross margins as the hubs are currently being deployed as DSLAM devices. This was partially offset by the higher than expected sales of factored products to mobile operators in Germany, which carry lower margins than sales from our own fixed wireless access range.

(iii)
A lower level of contract cost adjustments on long-term service projects following our quarterly contract reviews, which, as previously disclosed, improved profitability on certain Network Services contracts during the three months ended March 31, 2004, as these contracts neared completion.

        The following segmental discussion is based on the pro-forma adjusted gross margin figures (post cost reclassification).

Optical and Access Networks

        We recorded a gross margin of £47 million or 34.3% in the three months ended June 30, 2004, a decrease of £6 million as compared to a pro-forma adjusted gross margin of £53 million or 31.7% in the three months ended March 31, 2004.

        The £6 million decline resulted mainly from the lower level of sales recorded in the period. The resulting higher level of under-recoveries was more than offset however by the benefit of reduced support costs and business mix, leading to the 2.6% improvement in pro-forma adjusted gross margin.

        The higher proportion of Optical Network sales (56% of total Optical and Access Networks sales in the three months ended June 30, 2004, compared to 50% in the three months ended March 31, 2004) was the main driver of the more favorable business mix, as optical equipment deployed in core transmission networks typically carries higher margins than access product sales. In addition, within Access Networks, the impact of higher than expected sales of factored products to mobile operators in Germany (which carry lower margins than sales from our own fixed wireless access range) was more than offset by the reduction in Access Hub sales in the three months ended June 30, 2004 (which generate lower than Group average gross margins as the hubs are currently being deployed as DSLAM devices).

BBRS

        We recorded a gross margin of £24 million or 63.2% in the three months ended June 30, 2004, a decrease of £6 million as compared to a pro-forma adjusted gross margin of £30 million or 65.2% in the three months ended March 31, 2004.

        The £6 million reduction reflects the impact of foreign currency exchange movements, further compounded by the higher proportion of services sales within BBRS, which carry lower margins than sales of BBRS equipment.

Network Services

        We recorded an adjusted gross margin of £23 million or 20.2% in the three months ended June 30, 2004, a decrease of £7 million as compared to a pro-forma adjusted gross margin of £30 million or 25.9% in the three months ended March 31, 2004. Gross margin performance in the three months ended March 31, 2004 was particularly strong as a result of two main factors:

  •
  The high margin wireless software licence sale (as previously disclosed); and

  •
  Improved profitability on certain long-term service contracts nearing completion following our quarterly contract reviews.

        Our gross margin improvement plans remain on track to deliver our fiscal 2005 targets. We have revised our targets to reflect the impact of the planned OPP disposal. We are now targeting a pro-forma adjusted gross margin of approximately 34% in the current fiscal year ending March 31, 2005 (compared to our previous target of 33% including OPP).

        The vast majority of the planned improvement is focused on our Optical and Access Networks business, which, later in the fiscal year, we expect to begin to benefit from:

  (i)
  Further product cost reductions through increased sales of new, cost reduced products and additional planned product re-design and re-engineering initiatives;

  (ii)
  Increased sourcing of components from low cost locations, particularly in Asia Pacific; and

  (iii)
  Further cost savings, efficiency gains and the benefit of further transfers of our outsourced manufacturing operations to lower cost locations in East Europe and Asia Pacific.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

        We recorded a total gross margin of £94 million or 32.5% in the three months ended June 30, 2004, an increase of £17 million as compared to a pro-forma adjusted gross margin of £77 million or 26.5% in the three months ended June 30, 2003.

        This significant improvement was the result of cost savings achieved through our operational restructuring programmes.

Optical and Access Networks

        We recorded an adjusted gross margin of £47 million or 34.3% in the three months ended June 30, 2004, an increase of £11 million as compared to a pro-forma adjusted gross margin of £36 million or 23.4% in the three months ended June 30, 2003. The increase was largely due to improvements in our supply chain operations, through reduced cost of materials and labor efficiencies. In particular, we benefited from cost reductions, which resulted from the transfer of some of our outsourced manufacturing activities to Hungary in the third quarter of last year.

Network Services

        We recorded a gross margin of £23 million or 20.2% in the three months ended June 30, 2004, an increase of £8 million as compared to a pro-forma adjusted gross margin of £15 million or 14.0% in the three months ended June 30, 2003. The improvement was achieved through headcount reductions, improved productivity and efficiency within our field force and other overhead cost savings.

BBRS

        We recorded a gross margin of £24 million or 63.2% in the three months ended June 30, 2004, a decrease of £2 million as compared to a pro-forma adjusted gross margin of £26 million or 60.5% in the three months ended June 30, 2003. The increase as a percentage of revenue reflects the benefit of cost reductions and favorable product mix. The decrease of £2 million reflects the impact of foreign exchange rate movements.

Pricing Environment

        A large proportion of our sales, particularly in Europe, are derived from existing frame contracts where price reductions on Network Equipment sales run in aggregate at high single digit percentage declines year on year. We continue to introduce new and cost reduced products, which are designed to more than offset this adverse price erosion. Outside of these frame contracts, when we are competing for new business with existing customers, pricing pressure tends to be more aggressive but varies by region and by product. Conditions remain very competitive and we have continued to adopt a cautious approach when bidding for contracts in these very competitive conditions and maintain our focus on the margin and cash flow contributions of potential business wins.

Operating Expenses

        Operating cost reduction has remained a key focus of our strategy during the three months ended June 30, 2004 as we continue to implement our operational restructuring plans.

Selling, general and administrative expenses

        Selling, general and administrative expenses of £67 million or 23% of revenue in the three months ended June 30, 2004, increased by £3 million or 5% as compared with £64 million in the three months ended June 30, 2003.

        We have achieved significant savings as we continue to implement our operational restructuring plans. The savings were mainly driven by headcount reductions and efficiency improvement initiatives, which included the rationalization, consolidation and closure of sites and sales offices worldwide. Further savings have been generated through reduced insurance costs and professional fees. These cost savings are more than offset by the stock option charge of £17 million in the three months ended June 30, 2004 compared to a charge of £1 million in the three months ended June 30, 2003. In the three months ended June 30, 2003, stock options had only been outstanding for one week. The increased charge in the three months ended June 30, 2004 primarily reflects that the stock option charge in this period spans the full quarter.

Research and Development

        R&D expenditure of £46 million or 16% of revenues in the three months ended June 30, 2004 decreased by £7 million compared to pro-forma adjusted R&D expenditure of £53 million or 18% of revenues in the three months ended June 30, 2003. Pro-forma adjusted R&D expenditure is stated after an increase of £6 million compared to reported R&D expenditure of £47 million. This reflects the impact of the cost reclassification described on page 33.

        We achieved cost savings primarily through headcount reductions and ongoing initiatives to significantly rationalize, consolidate and close research and development centers worldwide.

        Over the course of the last fiscal year, as we have completed new product launches, we have reduced the proportion of R&D expenditure allocated to Optical Networks and BBRS in order to focus increased resources on our next generation multi-service access platforms—Access Hub and SoftSwitch—which we believe will offer us good medium-term growth prospects.

        The table below shows the percentage of R&D expenditure by product area for continuing operations:

	Three months ended June 30,
	2004%	2003%
Optical Networks	43	44
Access Networks	33	30
BBRS	21	21
Network Services	3	5

	100	100

Amortization of intangibles

        Intangible asset amortization expense was unchanged at £11 million or 4% of revenues in the three months ended June 30, 2004, in line with intangible asset amortization expense of £11 million or 4% of revenues in the three months ended June 30, 2003.

Business restructuring charges

        Business restructuring charges of £9 million or 3% of revenues in the three months ended June 30, 2004, decreased £44 million or 83% as compared to £53 million or 18% of revenues in the three months ended June 30, 2003. Of the £9 million charge recorded in the three months ended June 30, 2004, £5 million related to employee severance, £3 million to site rationalization and £1 million to advisor fees incurred and accrued to complete our Financial Restructuring. Of the £53 million amount recorded in the three months ended June 30, 2003, £9 million related to employee severance, £2 million to site rationalization and £42 million to advisor fees incurred and accrued to complete our Financial Restructuring.

        The following table summarizes the activity relative to business restructuring charges reflected as charges to operating expenses in the three months ended June 30, 2004 and the balances remaining in accrued expenses and other liabilities at June 30, 2004.

	Balance at March 31, 2004 £	Charged £	Net cash payments £	Balance at June 30, 2004 £
	(in millions)
Business restructuring costs:
Employee severance	15	5	(10)	10
Site rationalization	10	3	(3)	10
Contractual commitments and other restructuring	1	—	—	1
Advisor fees	—	1	(1)	—

Total	26	9	(14)	21

•    Employee severance

        As a consequence of the objective to reduce our annual operating cost base, we recorded a charge of £5 million during the three months ended June 30, 2004 associated with redundancy payments for approximately 200 employees. We expect that the majority of the remaining balance of £10 million at June 30, 2004, which covers approximately 300 further employees, will be paid in fiscal 2005.

        In the three months ended June 30, 2003, we recorded a charge of £9 million to reflect the charges associated with redundancy payments for approximately 300 employees, while cash payments of £12 million were made in the same period.

•    Site rationalization

        The charge of £3 million in respect of site rationalization in the three months ended June 30, 2004 represents additional costs associated with closing and consolidating various sites around the world as part of the business restructuring. Cash payments of £3 million were made in respect of these site closures and consolidations.

        In the three months ended June 30, 2003, we recorded a charge of £2 million and made cash payments of £2 million in respect of these site closures and consolidations.

•    Contractual commitments and other restructuring

        We made no cash payments in respect of contractual commitments and other restructuring in the three months ended June 30, 2004. The balance of £1 million at June 30, 2004 represents other miscellaneous costs associated with our restructuring program.

        In the three months ended June 30, 2003, we made no cash payments in respect of these other restructuring associated costs.

•    Advisor fees

        The charge of £1 million in respect of advisor fees for the three months ended June 30, 2004 represents charges from our external advisors with respect to services rendered in the period related to the Financial Restructuring.

        In the three months ended June 30, 2003, we recorded a charge of £42 million and made cash payments of £22 million in respect of advisor fees.

Other income

        During the three months ended June 30, 2004, we recorded other income of £3 million, which primarily relates to the release of a legal provision in relation to the Telcordia litigation. In the three months ended June 30, 2003, we recorded income of £46 million in other income related primarily to foreign currency transaction adjustments.

Gain on equity forward contract

        On May 19, 2003, we paid £35 million in cash to the ESOP derivative banks to settle our liability to them and recognized a gain of £123 million on the release of this liability.

Gain on extinguishment of liabilities

        During the three months ended June 30, 2003, we recorded a gain of £2,695 million on the extinguishment of liabilities related to our Financial Restructuring. This gain represents the excess of approximately £4.8 billion of creditors claims extinguished over the fair value, less issuance costs, of the cash, new debt, and new equity issued to those creditors. The total gain was allocated to the statement of operations to the extent that it related to the extinguishment of third party liabilities.

Interest income

        Interest income of £4 million or 1% of revenues in the three months ended June 30, 2004, decreased £1 million or 20% as compared to £5 million or 2% of revenues in the three months ended June 30, 2003. The income recognized for each period relates primarily to interest earned on cash deposits.

Interest expense

        The charge of £21 million in the three months ended June 30, 2004 includes £12 million in respect of a mark-to-market valuation of the embedded derivative in relation to our Senior Notes and £2 million of amortization charges in relation to the debt discount and debt issue costs associated with the Senior Notes. The balance relates to accrued interest on the Senior Notes and other bank debt and a charge of £3 million related to the 10% premium payable on the mandatory partial redemption of our Senior Notes.

        The interest charge of £6 million in the three months ended June 30, 2003 related primarily to interest expense on our Junior and Senior Notes accrued from May 1, 2003.

Income tax provision/benefit

        In the three months ended June 30, 2004, our effective income tax rate was 3.6% compared to the U.K. statutory rate of 30%. This difference was primarily due to tax charges for those territories incurring tax payments, a full valuation allowance against deferred tax assets and the reversal of a £5 million tax provision in the three months ended June 30, 2004 in respect of an overprovision in prior years.

        In comparison, the effective income tax rate in the three months ended June 30, 2003 was -10.9% compared to the U.K. statutory rate of 30%. This difference was primarily due to net non-deductible expenses and a full valuation allowance against deferred tax assets during the year ended March 31, 2003 and to reversal of a £20 million tax provision in the three months ended June 30, 2003 in respect of prior years following the Marconi Corporation plc Scheme of Arrangement.

        Although the Group has significant tax losses as at June 30, 2004, we will incur ongoing tax cash costs where losses are unavailable to cover any historic tax audit adjustments and/or future taxable profits.

Gain on sale of discontinued operations, net

        There was no gain on sale of discontinued operations recorded in the three months ended June 30, 2004.

        During the three months ended June 30, 2003, Finmeccanica SpA, agreed to release approximately €12 million (approximately £9 million), which had been retained against the purchase price and held in an escrow account following its purchase of our Strategic Communications business in August 2002.

Loss from discontinued operations

        The loss from discontinued operations of £3 million in the three months ended June 30, 2004 relates to our OPP business. On July 7, 2004 we entered into an agreement to sell the OPP business to Emerson.

        The loss from discontinued operations of £9 million recorded in the three months ended June 30, 2003 relates to OPP, our Mobile Communications business (UMTS), which was sold to Finmecannica in August 2003, and to our NAA business, which was sold to Advanced Fibre Communications, Inc in February 2004.

Results of operations—Segmental

        The U.S. Financial Accounting Standards Board standard—Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, requires us to determine and review our segments as reflected in the management information systems reports that our managers use in making decisions. As we are an English company and we prepare our consolidated statutory financial statements under U.K. GAAP, our chief operating decision-maker evaluates our segment performance using U.K. GAAP measures. Therefore, we have presented our discussion and analysis of segment revenues and operating (loss)/profit below based upon information prepared in accordance with U.K. GAAP.

        As described above under the heading "Basis of Presentation", commencing this quarter ended June 30, 2004, we have adopted a new segmental reporting structure. We will provide revenues, segmental operating (loss)/profit and net assets data for each of the three new segments. In addition, we will provide revenue analysis for the component activities within each segment. Comparative information has been restated to reflect the adoption of these new segments.

        A reconciliation of revenue and segment operating (loss)/profit as reported under U.K. GAAP to the amounts presented in accordance with U.S. GAAP is set out in note 9 of our condensed consolidated financial statements contained elsewhere herein.

Segmental revenues (U.K. GAAP):

        The following table presents our revenues by product area in accordance with U.K. GAAP

	Three months ended June 30,
	2004 £	2003 £	Variance %
	(in millions)
Optical Networks	77	85	(9)
Access Networks	60	56	7

Total Optical and Access Networks	137	141	(3)

BBRS Equipment	24	28	(14)
BBRS Services	14	15	(7)

Total BBRS	38	43	(12)

IC&M	48	43	12
VAS	66	64	3

Total Network Services	114	107	7

Ongoing operations	289	291	(1)
OPP	50	51	(2)

Continuing operations	339	342	(1)
Discontinued operations	—	25	N/A

Total	339	367	(8)

Three months ended June 30, 2004 compared to three months ended June 30, 2003

        In the three months ended June 30 2004, there has been a decline in sales of Optical and Access Networks and BBRS, compared with the same period in 2003, partially offset by an increase in Network Services sales. Optical and Access Networks accounted for 41% of total revenues, 33% relate to Network Services in Europe and the rest of the world, 11% relate to BBRS revenues, and 15% relate to OPP.

Optical and Access Networks (41% of Q1 revenues from Continuing Operations)

        Revenues in the three months ended June 30, 2004 decreased by 3% to £137 million from £141 million in the three months ended June 30, 2003 due to a decrease in Optical Networks revenues partially offset by an increase in Access Networks revenues.

Optical Networks (23% of Q1 revenues from Continuing Operations)

        Although Optical Networks revenues decreased by 9% to £77 million in the three months ended June 30, 2004 from £85 million in the three months ended June 30, 2003, we continue to observe steady demand for optical products across Europe, confirming our view that the European optical market has stabilized. EMEA accounted for 82% of Optical Networks revenues in the three months to June 30, 2004.

        The majority of the decline in the quarter was experienced in the APAC region due to a lower level of sales to Telstra as our existing contract, under which we supply equipment through Siemens, nears termination. We have recently entered a phase of conformance testing and network homologation, under our new, recently announced optical frame contract with Telstra for their Next Generation Transport Network. Marconi's Multiservice Network portfolio will underpin all aspects of

Telstra's next generation transport infrastructure, including radio transmission and network management.

        In addition, we recorded a lower level of sales of optical equipment to BT as a result of a peak in trading under our Ultra Broadband network contract with BT during the first quarter of the previous fiscal year. Optical Network revenues in Italy were slightly down year-on-year due primarily to the renewal of our frame contract with Telecom Italia at contractually lower prices as well as the completion of Optical Networks contracts with Omnitel during the previous fiscal year.

Access Networks (18% of Q1 revenues from Continuing Operations)

        The 7% increase in Access Networks revenues, to £60 million in the three months ended June 30, 2004 from £56 million in the three months ended June 30, 2003, was driven by stronger demand from wireless operators in Germany as they continue their 3G mobile network rollouts. Fixed Wireless Access products represented 32% of total Access Networks sales in the three months ended June 30, 2004, compared to 24% in the same period last year.

        Broadband Access sales accounted for approximately 15% of total Access Networks revenues in the quarter, and were relatively unchanged from the three months ended June 30, 2003. We made our first Access Hub delivery to BT at the end of the quarter, recording initial revenues of less than £1 million. This will increase over the life of the three-year frame contract signed in August 2003. In addition, in June 2004, we announced that Kingston (U.K.) accepted eight of our SoftSwitches into their next generation network and have recorded the corresponding revenues during the quarter.

        The balance of other Access product sales declined year on year mainly as a result of lower sales of legacy equipment to BT. We anticipate that BT will continue to reduce spend on legacy equipment but expect to replace and exceed this lost revenue as BT moves forward with its broadband access roll-out and 21st Century Network project.

        EMEA accounted for 87% of Access Network Sales in the three months to June 30, 2004.

BBRS (11% of Q1 revenues from Continuing Operations)

        Revenues decreased by 12% in the three months ended June 30, 2004 to £38 million from £43 million in the three months ended June 30, 2003, reflecting the adverse impact of foreign exchange movements. On a constant currency basis, U.S. dollar sales of BBRS equipment and services increased by 1%.

        The underlying growth was due to sales of our BXR-48000 multi-service switch router as we completed deliveries to the U.S. Federal Government under our previously announced U.S.$33 million order that was booked in the previous quarter. This more than offset a reduction in the level of sales in EMEA resulting from the completion of BXR-48000 deliveries to a large European financial institution in the previous fiscal year.

        In the three months ended June 30, 2004, North America accounted for 83% of BBRS equipment sales, with EMEA at 13% and APAC 4%.

Network Services (33% of Q1 revenues from Continuing Operations)

        Revenues increased by 7% in the three months ended June 30, 2004 to £114 million from £107 million in the three months ended June 30, 2003 due to an increase in IC&M and VAS revenues.

IC&M (14% of Q1 revenues from Continuing Operations)

        The £5 million, or 12%, increase in revenues in the three months ended June 30, 2004 to £48 million from £43 million in the three months ended June 30, 2003 was primarily due to sales growth in Italy and Germany.

        In Italy, the higher volume of Access Hub equipment delivered in the three months ended March 31, 2004 was installed and commissioned in the three months ended June 30, 2004. In Germany, IC&M sales were higher year on year due to the roll out of fixed wireless access equipment to 3G mobile network operators.

VAS (19% of Q1 revenues from Continuing Operations)

        Sales of VAS increased by 3% in the three months ended June 30, 2004 to £66 million from £64 million in the three months ended June 30, 2003.

        A decrease in sales in the Middle East, primarily due to the conclusion of a long-term wireless service contract with Saudi Telecom during the last fiscal year, was more than offset by increased sales in the U.K. and Germany. In the U.K., we were awarded two additional cable services projects by BT, while in Germany we began work under our recently awarded Toll Collect contract.

        EMEA accounted for 91% of VAS sales for the three months to June 30, 2004, with North America accounting for the vast majority of the balance.

OPP (15% of Q1 revenues from Continuing Operations)

        Total OPP sales decreased by £1 million or 2% on a reported basis to £50 million in the three months ended June 30, 2004 from £51 million in the three months ended June 30, 2003. Sales in local currency (U.S. dollars) increased by 7%, predominantly due to sales to Advanced Fibre Communications, Inc ("AFC"), previously reported within NAA, following our disposal of this business to AFC in February 2004.

NAA

        NAA revenues for the three months ended June 30, 2003 were £25 million.

Segmental operating (loss)/profit:

        The table below presents a summary of U.K. GAAP segmental operating (loss)/profit (defined as operating (loss)/profit before central and head office costs, goodwill and intangible amortization, U.K. GAAP operating exceptional items, gains and losses on business disposal and the impact of less than 50% owned affiliates). A reconciliation of U.K. GAAP segmental operating (loss)/profit to operating (loss)/profit on a U.S. GAAP basis together with a description of the differences between U.K. and

U.S. GAAP is presented in note 9 of the notes to our condensed consolidated financial statements contained elsewhere herein.

U.K. GAAP	Three months ended June 30, 2004 £	Three months ended June 30, 2003 £
	(in millions)
Optical and Access Networks	(8)	(33)
BBRS	8	9
Network Services	5	(6)
OPP	1	2
Other	—	(5)

Segmental operating loss	6	(33)
General corporate expenses	(8)	(10)
Operating exceptional items	1	(19)
Stock option costs	(10)	(1)
Goodwill amortization	(23)	(24)
Share of associates operating loss	—	(8)

Total U.K. GAAP operating loss	(34)	(95)

        The £34 million operating loss recorded in the three months ended June 30, 2004 was a significant improvement on the £95 million operating loss recorded in the corresponding quarter of the previous fiscal year.

Optical and Access Networks

        The most marked improvement was recorded in Optical and Access Networks, where the segmental operating loss was reduced from £33 million in the three months ended June 30, 2003 to a loss of £8 million in the three months ended June 30, 2004. This improvement was driven largely by our ongoing cost reduction and efficiency improvement actions in our European manufacturing and supply chain operations, including the benefit of our outsourcing arrangements, procurement initiatives and product cost reductions.

BBRS

        The segmental operating profit of £8 million in the three months ended June 30, 2004 was a reduction of £1 million from a segmental operating profit of £9 million in the three months ended June 30, 2003, due primarily to the impact of foreign exchange rates.

Network Services

        The segment operating profit of £5 million in the three months ended June 30, 2004 was an improvement from a segmental operating loss of £6 million in the three months ended June 30, 2003. This £11 million improvement was the result of cost savings generated through headcount reductions and efficiency and productivity improvements in our services field force, which increased gross margin and reduced operating costs.

Liquidity and capital resources

Operating activities

        Net cash used in operating activities of continuing operations was £9 million in the three months ended June 30, 2004. This resulted primarily from the net loss from continuing operations of £56 million and the change in current and deferred taxes of £2 million, partially offset by depreciation and amortization of £23 million, stock compensation of £17 million and changes in operating assets and liabilities, net of the effect of extinguishment of liabilities of £6 million.

        Net cash used in operating activities of continuing operations was £49 million in the three months ended June 30, 2003. This resulted primarily from the income from continuing operations of £2,783 million net of the gain on extinguishment of liabilities of £2,695 million, the gain on the settlement of equity forward contracts of £123 million and changes in operating assets and liabilities, net of the effect of extinguishment of liabilities of £15 million, partially offset by depreciation and amortization of £29 million.

        Net cash used in operating activities of £9 million in the three months ended June 30, 2004 represents a £40 million improvement compared to £49 million in the three months ended June 30, 2003. The £6 million contribution from changes in operating assets and liabilities (net of the effect of the extinguishment of liabilities) was a key driver behind the improvement in the current quarter and this in turn was largely the result of a high level of cash receipts following strong sales in the previous quarter.

Investing activities

        Net cash used in investing activities of £8 million in the three months ended June 30, 2004 was primarily due to purchases of property, plant and equipment of £5 million and disposal costs incurred on the sales of subsidiaries of £3 million.

        Net cash provided by investing activities of £13 million in the three months ended June 30, 2003 was primarily due to proceeds from the sale of property, plant and equipment of £24 million, partially offset by costs associated with the disposal of interests in related parties of £6 million and purchases of property, plant and equipment of £5 million.

        Total capital expenditure was £5 million in the three months ended June 30, 2004. We have continued to maintain capital expenditures well below the level of depreciation expense, which was £11 million in the three months ended June 30, 2004. During the three months ended June 30, 2004, capital expenditures were primarily related to development models and test equipment in support of customer trials.

Financing activities

        Net cash used in financing activities of £13 million in the three months ended June 30, 2004, was due to early repayments of our Senior Notes of £23 million and £10 million of restricted cash transferred from secured accounts.

        The net cash provided by financing activities of £412 million in the three months ended June 30, 2003 was primarily due to restricted cash transferred from secured accounts of £747 million, partially offset by cash paid in connection with the Financial Restructuring of £330 million.

Contractual obligations and other commercial commitments

        In the three months ended June 30, 2004, management have not identified any material changes to contractual obligations and other commercial commitments from those disclosed in the Form 10-K for the year ended March 31, 2004.

Contract bonding facilities

        Some customers in the telecommunications market require that bank bonds or surety bonds (issued by insurance companies) are provided to guarantee performance of the equipment supplier. We had a total of £141 million of bonds outstanding at June 30, 2004 with banks and insurance companies worldwide (£141 million at March 31, 2004).

        We have a super-priority bonding facility for a total of £50 million of bonding, of which £18 million was outstanding at June 30, 2004. The bonding facility allows Marconi Bonding Limited, a Group subsidiary, to procure a total of £50 million of performance bonding. These bonds will be fully collateralized, with 50% of the collateral being placed at the time of issuance of the bond (£10 million at June 30 and March 31, 2004) and 50% being rolled over from releases of collateral on existing bonds (maximum £25 million deposited prior to March 31, 2004). All collateral relating to bonds issued on behalf of companies previously disposed of by Marconi has now been released.

        A number of our performance bond arrangements carry rights for the issuer to call for cash collateral, either unconditionally or upon the occurrence of certain events. At June 30, 2004, there was £76 million of cash collateral held against outstanding performance bonds. We estimate that at June 30, 2004, performance bond providers had varying conditional or unconditional rights to call for further cash collateral of up to £70 million in respect of wholly or partially uncollateralized bonds.

Customer financing commitments

        We have not issued any new customer finance commitments during the three months ended June 30, 2004, and will not require cash resources to fund these activities in the foreseeable future.

Pensions

        Our pension scheme deficit at June 30, 2004 amounted to £193 million, compared to £191 million at March 31, 2004.

        The value at March 31, 2004 resulted from an actuarial assessment of our defined benefit pension scheme liabilities and a valuation of the pension assets were performed. In accordance with our accounting policies, we have not updated the actuarial assessment at June 30, 2004. Service costs, plan contributions, benefit payments and net finance costs have been recognized in accordance with the actuarial assumptions set at March 31, 2004.

        We retained all liabilities for pension obligations with respect to the NAA business employees. We are currently in the process of completing an annuity purchase to settle our ongoing liability to these employees under the spun-off NAA plan and anticipate that this purchase will be completed during the second quarter of fiscal 2005.

        The asset purchase agreement ("APA") for the proposed sale of OPP provides for the assumption of all of the liability for the retirement obligations under the Reltec Corporation Retirement Plan by the purchaser as of completion. Furthermore, the APA also provides for the assumption of the liability associated with the OPP business under the Marconi USA Employees Retirement Plan by the purchaser as of the completion of the deal. The Pension Benefit Guaranty Corporation ("PBGC") has consented to this transfer of liability provided that the purchaser maintains an investment grade debt rating from Standard and Poor's and Moody's until and immediately after the closing. As a result, no contributions from sale proceeds to these plans are required to be made under the previously disclosed Memorandum of Understanding between the PBGC and Marconi.

        Of the total Group pension scheme deficit at June 30, 2004, an estimated £15 million relates to pension and post-retirement medical plans, the liability for which will be assumed in full by the purchaser of the OPP business under the terms of the sale agreement.

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

        The IT service contract is for a period of ten years with a right to terminate without cause, but subject to a number of penalties, after two years and contains an obligation for us to repurchase at fair value the assets with which CSC is providing the service at such time that the contract ceases. This obligation to purchase the assets cannot be quantified until such time that notice to terminate has been given and a contract cessation date is known. Consequently, we have not quantified this obligation at June 30, 2004.

Current liquidity position

        At June 30, 2004, our cash and cash equivalents totaled £473 million as compared with £519 million at March 31, 2004, of which £127 million (£111 million at March 31, 2004) was denominated in sterling, £210 million (£262 million at March 31, 2004) in U.S. dollars, £99 million (£110 million at March 31, 2004) in euro and the balance of £37 million (£36 million at March 31, 2004) in other currencies. Of the £473 million at June 30, 2004, £114 million is classified as restricted cash, and £359 million is free cash available to us. The £114 million of restricted cash is comprised of £77 million collateral against present and future bonding facilities, £11 million deposited against secured loans in Italy, £19 million in our captive insurance company and £7 million in the Mandatory Redemption Escrow Account. The £359 million of free cash available to us is comprised of £300 million of available Treasury deposits and £59 million of global working capital balances within our subsidiaries and cash in transit.

        Our outstanding borrowings at June 30, 2004 were £258 million (net of debt discount of approximately £13 million) and consisted primarily of the U.S.$421 million, net of debt discount (approximately £232 million at June 30, 2004) of Senior Notes due in April 2008. This represents a reduction of £18 million in total outstanding borrowings from £276 million at March 31, 2004, of which £250 million (net of debt discount of approximately £15 million) related to the Senior Notes. The reduction is primarily due to repayments of the Senior Notes resulting from the mandatory partial redemptions and repurchases of the Senior Notes completed during the three months to June 30, 2004, which totaled U.S.$42 million (approximately £23 million).

Board Changes

        On May 6, 2004, Mr. Peter Charles Fletcher Hickson was appointed a non-executive director of the Company.

Payment of interest

        In the three months ended June 30, 2004, we paid interest of £6 million, including the £5 million coupon payment on our Senior Notes. In addition, we paid £3 million in respect of the 10% redemption premium due as a result of the partial redemption of our Senior Notes.

Cash requirements

        Our cash requirements in fiscal 2005 include funding operations including spending on R&D, continued operational restructuring, capital expenditures and debt service costs.

        As previously announced, we will use the total cash proceeds from the disposal of OPP (U.S.$375 million or approximately £207 million) to fund a further mandatory redemption of the Senior Notes at 110% of par value. The Board has confirmed its intention to redeem the remaining balance of the Senior Notes as soon as possible.

        We have funded our activities through cash generated from our operational activities, the proceeds of disposals, bank borrowings and the sale of debt securities in the debt capital markets. Following the Financial Restructuring in fiscal 2004, we are reliant on our cash balances to meet short and medium-term cash requirements.

Application of critical accounting policies

        Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Our Management's Discussion and Analysis of Financial Condition and Results of Operations and note 2 to our audited Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2004 describe the significant accounting estimates and policies used in preparation of our financial statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting policies during fiscal 2005.

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

Financial Instruments

        Our treasury activities are coordinated by our central treasury function, which operates in accordance with policies and procedures approved by our Board of Directors. It does not operate as a profit center. Treasury advises operational management on treasury matters and undertakes all derivative transactions, subject to the constraints outlined below. All treasury related transactions undertaken by the our operating businesses are required to be in accordance with guidelines laid down by our central treasury function and comply with our risk management policies.

        Under the terms of the Senior Notes that we issued in our Financial Restructuring, we are permitted to use foreign exchange forwards and options to hedge trade receivables and payables, or exposures arising from the Senior Notes. No other derivatives are permitted.

        It is our policy that there is no trading in financial instruments, and all financial instruments are used for the purpose of financing or hedging identified exposures of the Company. During the three months ended June 30, 2004, we have not entered into any new financial instruments, and no financial instruments were outstanding as at June 30, 2004.

Interest Rate Risk

        Our interest expense is exposed to interest rate movements in our floating rate debt, cash and investments. We are principally exposed to changes in short-term interest rates in pounds sterling and U.S. dollars. Our Senior Notes bear a fixed rate of interest of 8% per annum. As at June 30, 2004, 95% of our borrowings were at fixed rates of interest. Consequently, the exposure of our results to interest rates will be to changes in the interest rates earned on our short-term bank deposits. Under the terms of the Senior Notes, no hedging of this risk is permitted.

        As a result, during the three months ended June 30, 2004, a 1% increase in interest rates would have led to a £1 million increase in interest income, and no significant impact on interest expense.

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

        Following the Financial Restructuring, the majority of our debt (86% as at June 30, 2004) is denominated in U.S. dollars. It is not our intention to hedge this risk using financial instruments due to the potential cash flow impact of any hedging of our exposures. However, we take this U.S. dollar exposure into account when determining the appropriate currency mix of our cash balances. As at June 30, 2004, £210 million of our cash balances were denominated in U.S. dollars, £127 million were denominated in sterling, £99 million were denominated in euro and £37 million in other currencies.

        If Sterling had strengthened such that the average exchange rates used in the translation of our overseas earnings changed by 10%, our reported loss from continuing operations would have reduced by 3% in the three months ended June 30, 2004.

Item 4. Controls and Procedures

        We periodically consider the design, operation and effectiveness of our disclosure controls and procedures and our internal controls and procedures over financial and other reporting as well as other operational practices and procedures. In connection therewith, we make modifications to improve the operation and effectiveness of our disclosure and internal control structure and procedures and/or take other responsive actions if our reviews, or the operation of existing controls and procedures, identify a need for such modifications and actions. As previously noted, although we have recently identified an issue implicating internal controls and deficiencies in certain operational practices at one of our smaller subsidiaries and have taken action and are in the process of taking further action that we believe will enhance our controls and procedures in this subsidiary, we do not believe that such issues, deficiencies or actions have had, or will have, a material impact on our results of operations or financial condition. As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we necessarily recognize that any controls and procedures can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, which will be used as input for consideration of further improvement actions, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. No changes occurred during the quarter ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        We are subject to the legal proceedings set out in note 11, Commitments and contingencies of our annual report on Form 10-K for the year ended March 31, 2004. Other than as noted below there have been no material developments to these legal proceedings in the three months ended June 30, 2004 nor has there been a material new legal proceeding that has arisen in this period.

        On January 12, 2004 Marconi Communications, Inc, or MCI, entered into a letter of understanding ("LOU") wherein it agreed to pay Telcordia U.S.$23.5 million in exchange for a license for Marconi Communications, Inc. and all affiliated Marconi companies under Telcordia's ATM patent portfolio and as full and final settlement of all litigation with Telcordia. A settlement agreement in which Marconi agreed to make a one-time payment of U.S.$21 million (approximately £12 million) was signed on June 24, 2004. As a consequence of settling this claim, we have made a release of £2 million of excess provision to our operating results in the quarter ended June 30, 2004. This is included within 'Other income' in our condensed consolidated financial statements.

        There is an outstanding tax dispute between the Indian tax authorities and Marconi Corporation plc, or Marconi Corporation, The English Electric Company Limited, or English Electric, and Associated Electrical Industries Limited, or AEI. In 1989/90, as part of the reorganization of the Marconi group's European operations, Marconi Corporation, English Electric and AEI transferred their shareholdings in The General Electric Company of India Limited, or GEC India, The English Electric Company of India Limited, or EE India, and GEC Power Engineering Services of India Limited, or GEP India, to a Dutch company, GEC Alsthom NV, or Alsthom. The Indian tax authorities claim that this transfer gives rise to an Indian capital gains tax charge for each of Marconi Corporation, English Electric and AEI, although this is one of the issues in dispute. An advance Indian capital gains tax payment had to be made before the Indian authorities would issue a no-objection certificate, which was required before the transfer could proceed. This advance payment was based on the value of GEC India, EE India and GEP India at the date of the no-objection certificate. The Indian tax authorities have, however, assessed Marconi Corporation, English Electric and AEI to tax on the basis of the value of GEC India, EE India and GEP India at the date of the actual transfer, which could give rise to a tax liability of up to £11 million, of which £3 million relates to Marconi Corporation. Marconi Corporation, English Electric and AEI are disputing this liability and the basis of valuation in the Indian courts and in pursuance of interim orders of the Indian Court have deposited £2.7 million with the Indian tax authorities. In January 2004, the case was heard in the Calcutta High Court on a point of tax law. In July 2004, the High Court rejected Marconi's appeal and Marconi will seek leave to appeal to the Supreme Court; it is unknown whether leave to appeal will be granted. Any exposure under the litigation has been fully provided in our condensed consolidated financial statements; if leave to appeal is refused a cash payment of approximately £5 million in tax and interest is anticipated. Also in July 2004, the Indian tax tribunal ruled in favor of Marconi in an associated penalty case. It is not known at this stage whether the Indian Revenue will appeal this decision. Again any exposure under the litigation has been fully provided in our condensed consolidated financial statements.

        In November 2002 MCI brought a claim against Brambles Enterprises Limited ("Brambles") in the English High Court for non-payment of invoices totaling U.S.$997,271, U.S.$200,000 for future milestone payments (both exclusive of interest and costs) plus damages arising from various breaches (being of an agreement for the development and supply by MCI of RFID tags and readers). Brambles filed a counter-claim against MCI alleging various breaches of contract by MCI and claiming damages of approximately U.S.$1,055,510 (U.S.$455,510 being the expenses incurred in obtaining a short-term replacement for the RFID system and U.S.$600,000 being estimated costs of a new development program for the full system). In January 2004 Brambles amended its counter-claim specifying additional heads of damage and pleading estimated losses at between U.S.$6.52 million and U.S.$24.21 million. On July 14, 2004 the claims were discontinued by the court on the consent of the parties who reached a settlement agreement. The terms of the settlement are confidential but no payments are due by MCI and all claims between the parties are fully and finally satisfied.

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

(b)
Reports of Form 8-K

        During the quarter ended June 30, 2004 and up until the date of this report, the Company filed the following reports on

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

        Current Report on Form 8-K dated June 10, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated June 14, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated June 15, 2004 related to its annual report and accounts for the year ended March 31, 2004.

        Current Report on Form 8-K dated June 17, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated June 17, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated June 18, 2004 related to its annual report and accounts for the year ended March 31, 2004.

        Current Report on Form 8-K dated June 21, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated June 23, 2004 related to supplying Telstra with next-generation transport network.

        Current Report on Form 8-K dated June 29, 2004 related to renewal of a frame contract with British Telecommunications plc.

        Current Report on Form 8-K dated June 29, 2004 related to acceptance of Marconi SoftSwitch by Kingston Communications plc.

        Current Report on Form 8-K dated July 2, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated July 7, 2004 related to the sale of the Outside Plant & Power Business Unit signed.

        Current Report on Form 8-K dated July 8, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated July 8, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated July 15, 2004 related to a trading update.

        Current Report on Form 8-K dated July 22, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated July 27, 2004 related to a notifiable interest in the Company.

        Current Report on Form 8-K dated July 28, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated July 29, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated July 30, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated August 2, 2004 to an application for an additional block listing.

        Current Report on Form 8-K dated August 3, 2004 related to an application for an additional block listing.

        Current Report on Form 8-K dated August 4, 2004 related to a notifiable interest in the Company.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCONI CORPORATION PLC
By:	/s/ M Skelly

Name: M Skelly
Title: Company Secretary

Date: August 6, 2004

QuickLinks

Part I. Financial Information Marconi Corporation plc and subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
Marconi Corporation plc and subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Marconi Corporation plc and subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Marconi Corporation plc and subsidiaries CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
Marconi Corporation plc and subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2.
  Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of operations—Consolidated
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4 . Controls and Procedures
  Item 1 . Legal Proceedings
  Item 6 . Exhibits and Reports on Form 8-K
Signatures