Form 10-K/A
MARCONI CORP PLC
filed 2005-04-27
CIK 1122135

As filed with the Securities and Exchange Commission on April 27, 2005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☑ No ☐

     Aggregate market value of registrant’s ordinary shares held by non-affiliates of the registrant, based upon the closing price of the registrant’s ordinary shares on September 30, 2003, as reported by the London Stock Exchange on that date: £900,000,000.

     Number of shares of registrant’s ordinary shares outstanding as of April 25, 2005: 208,741,043 Ordinary Shares of 25p each.

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters:
SIGNATURES
EX-31.1
EX-31.2

EXPLANATORY NOTE

     We are filing this amendment to our Form 10-K for the fiscal year ended March 31, 2004, as filed on June 14, 2004, in order to disclose an exemption that we received in the fiscal year ended March 31, 2004 from the NASDAQ Stock Market Marketplace Rules. In accordance with Exchange Act Rule 12b-15, we are restating Item 5, the relevant disclosure item from Form 10-K, in its entirety. However, apart from the addition of the disclosure of our exemption from the NASDAQ Marketplace Rules, the only changes to Item 5 are the rewording of our disclosures related to stock price history, dividends and number of shareholders to clarify the fact that our disclosure of these matters has not been updated since the original filing of our 10-K on June 14, 2004.

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters:

Stock Price History:

     Our ordinary shares have been listed on the London Stock Exchange since May 19, 2003. Between that date and June 9, 2004, the highest closing market price was 732 pence and the lowest closing market price was 270 pence. ADRs representing our ordinary shares have been quoted on the NASDAQ National Market under the symbol MRCIY since October 2, 2003. Between that date and June 9, 2004, the highest closing market price was 2,750 cents and the lowest closing market price was 925 cents.

     The following table sets forth quarterly market price information for our ordinary shares on the London Stock Exchange (as reported by Bloomberg) and our ADR’s in the over-the-counter market and NASDAQ National Market (between October 2, 2003 and June 9, 2004) (as reported by Bloomberg).

	London Stock Exchange		ADRs(2)
	(Sterling pence)		(U.S. dollars)
Quarterly period	High	Low	High	Low
May 19, 2003–June 30, 2003(1)	342.50	270.00	11.70	9.25
July 1, 2003–September 30, 2003(1)	505.00	305.00	16.50	10.09
October 1, 2003–December 31, 2003	633.00	420.00	22.05	14.30
January 1, 2004–March 31, 2004	732.00	587.50	27.50	20.75
April 1, 2004–June 9, 2004	677.50	530.50	24.70	18.65

(1)	The pre-September 2003 market prices have been adjusted to reflect the five-for-one share consolidation that became effective on September 9, 2003.

(2)	As at June 14, 2004, each ADR represented two ordinary shares, nominal value 25 pence per share.

Dividends:

     As at June 14, 2004, we did not have and had not in the last two fiscal years paid a dividend on our common stock. The terms of our Senior Notes restricted us from paying a dividend until the Senior Notes were repaid in full.

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

     As at June 10, 2004, there were 56 registered holders of our ADRs. Each ADR issued represented two ordinary shares. Of these registered ADR holders, 54 had addresses in the United States. One of the registered ADR holders was The Depository Trust Company, which represented the total number of ADRs held in book-entry form. The ADR holders collectively held 3,329,148 ADRs, or approximately 3.32% of our total issued share capital as at June 9, 2004.

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

Securities Authorized for issuance under Equity Compensation plans:

     See Item 12—Security Ownership of Certain Beneficial Owners and Management.

Share Repurchases:

     None

Exemption from NASDAQ Corporate Governance Requirements

     On September 29, 2003, the NASDAQ Stock Market granted us an exemption from NASDAQ Marketplace Rule 4350(f). Marketplace Rule 4350(f) requires a company listed on NASDAQ to provide for a quorum for any meeting of the holders of its common stock of not less than 33 1/3% of the outstanding shares of the company’s common voting stock. By contrast, under the Company’s articles of association, two shareholders present or by proxy and entitled to vote on the business to be transacted at a general meeting of the Company shall be a quorum.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCONI CORPORATION PLC

By: /s/ Michael Parton

Michael Parton
Authorized Signatory

Date: April 27, 2005

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

* John Francis Devaney	Chairman of the Board of Directors	April 27, 2005
/s/ Michael William John Parton Michael William John Parton	Director and Chief Executive Officer (Principal Executive Officer)	April 27, 2005
/s/ Paviter Singh Binning Paviter Singh Binning	Director and Chief Financial Officer (Principal Financial Officer)	April 27, 2005
/s/ Christopher Charles Holden Christopher Charles Holden	Group Financial Controller (Principal Accounting Officer)	April 27, 2005
* Michael Kent Atkinson	Director	April 27, 2005
* Michael John Donovan	Director	April 27, 2005
* Kathleen Ruth Flaherty	Director	April 27, 2005
* Peter Charles Fletcher Hickson	Director	April 27, 2005
* Werner Karl Koepf	Director	April 27, 2005
* Douglas Francis McWilliams	Director	April 27, 2005

     *Signed under power of attorney by Michael Parton.